Form 10-K
period 2022-12-31
WHIRLPOOL CORP /DE/
filed 2023-02-10
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was $8,282,022,749.

On February 3, 2023, the registrant had 54,502,497 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant's proxy statement for the 2023 annual meeting of stockholders (the "Proxy Statement")	Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2022

PART I

ITEM 1.	BUSINESS

Our Company Improving life at home has been at the heart of our business for 111 years – it is why we exist and why we are passionate about what we do.
Whirlpool Corporation ("Whirlpool"), committed to being the best global kitchen and laundry company, in constant pursuit of improving life at home, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in 10 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, environmental sustainability, social responsibility and community involvement.
We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America; Europe, Middle East and Africa ("EMEA"); Latin America and Asia. Whirlpool had approximately $20 billion in annual net sales and 61,000 employees in 2022.
On January 16, 2023, Whirlpool entered into a contribution agreement with Arçelik A.Ş (“Arcelik”) in alignment with Whirlpool’s portfolio transformation. Under the terms of the agreement, Whirlpool will contribute its European major domestic appliance business, and Arcelik will contribute its European major domestic appliance, consumer electronics, air conditioning, and small domestic appliance businesses into the newly formed entity of which Whirlpool will own 25% and Arcelik 75%, subject to an adjustment mechanism based on certain financial matters. Separately, Whirlpool agreed in principle to the sale of Whirlpool’s Middle East and Africa business to Arcelik. These transactions are collectively referred to as the European major domestic appliance business which was classified as held for sale in the fourth quarter of 2022. Whirlpool will retain ownership of its EMEA KitchenAid small domestic appliance business.
The transactions are expected to close in the second half of 2023 and includes Whirlpool’s nine production sites located in Italy, Poland, Slovakia, and the UK, as well as Arcelik’s two production facilities in Romania. For additional information, see Note 17 to the Consolidated Financial Statements.
As used herein, and except where the context otherwise requires, "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries.
Our Strategic Architecture
Our strategic architecture is the foundational component that drives our shareholder value creation and strategy. Below are the key components of our strategic architecture.

WHY?

Our Vision

Be the best kitchen & laundry company, in constant pursuit of improving life at home.

WHAT?

Our Mission

Earn trust and create demand for our brands in a digital world.

Strategic Imperatives

1. Win with **Product Leadership**
2. Grow our **Consumer Direct Business**
3. Build a Competitive and Resilient **Supply Chain**

HOW?

Leadership Behaviors

- Passion for our consumer
- Straight talk
- Bias for action
- Lead with impact
- Accountability

- Serve
- Listen
- Build
- Lead

Our Values

Respect • Integrity • Inclusion & Diversity • One Whirlpool • Spirit of Winning

Portfolio Transformation
Whirlpool Corporation is committed to delivering significant, long-term value to both our consumers and our shareholders. We are conducting an overall portfolio review which we believe will transform the company into a high growth and high margin business. Reflective of that, we have successfully completed the acquisition of InSinkErator, divestiture of our Russia operations and the strategic assessment of the EMEA business. Our value creating approach is enabled by three strong pillars: small appliances, major appliances in the Americas and India and commercial appliances. And we are committed to investing in businesses that support high growth and high margins.

Reconciliations to equivalent GAAP net earnings measures are not provided as EBIT percentages presented above represent our expectations for these business lines and are not provided with respect to results for any specific period.
We are committed to being the best global kitchen and laundry company. Our global footprint includes a balance of developed countries and emerging markets, including a leading position in many of the key countries in which we operate. Following the expected divestiture of our European major domestic appliance business (anticipated in the second half of 2023), we continue to be well positioned to convert demand into profitable growth.
Our Sustained Investment in Innovation
Whirlpool Corporation has been responsible for a number of first-to-market innovations. These include the first electric wringer washer in 1911, the first residential stand mixer in 1919, the first countertop microwave in 1967, the first energy and water efficient top-load washer in 1998 and the first top-load washer with a removable agitator in 2021, among others. In 2022, Maytag brand introduced the Pet Pro System, with a Pet Pro filter in the washer that removes pet hair while a XL lint trap in the dryer traps and removes additional pet hair. Ever mindful of our impact on the planet, our holistic innovation approach uses Design for Sustainability principles in our global platforms and connects product sustainability directly with our business goals. We are proud of our track record of innovation and our progress on sustainable innovation with eco-efficient products that reduce environmental impacts.
We are committed to continue innovating for a new generation of consumers. Our world-class innovation pipeline has driven consistent innovation over the last few years, driven by a passionate culture of employees focused on bringing new technologies to market. In 2022, we launched more than 100 new products throughout the world, demonstrating our commitment to innovation, including the Pet Pro System, our new 26-inch Brastemp washer, and multiple new KitchenAid small appliances including semi-automatic espresso makers, burr coffee grinders and a shave ice stand mixer attachment.
As the shift to digital continues, consumers continue to desire connected appliances which fit seamlessly into the larger home ecosystem. As a leading connected appliance manufacturer, we are excited to bring new connected products and technologies to market, including voice control with a compatible smart home assistant, food recognition and automatic laundry detergent replenishment and over-the-air updates to qualified connected appliances. Whether developed internally or with one of our many collaborators, we believe these digitally-enabled products and services will increasingly enhance the appliance experience for our consumers, as demonstrated by our highly rated mobile apps.
Whirlpool manufactures and markets a full line of major home appliances and related products. Our principal products are laundry appliances (including commercial laundry appliances), refrigerators and freezers, cooking appliances, and dishwashers. Additionally, the Company has a robust portfolio of small domestic appliances, including the KitchenAid stand mixer. In the fourth quarter of 2022, we completed the acquisition of InSinkErator, expanding our portfolio of products to include food waste disposers and instant hot water dispensers for home and commercial use. InSinkErator net sales are reported under the 'Other' product category which are aggregated under the 'Dishwashing and Other' category on the chart below.
The following chart provides the percentage of net sales for each of our product categories which accounted for 10% or more of our consolidated net sales over the last three years:
Best Brand Portfolio
We have the best brand portfolio in the industry, with multiple brands with more than $1 billion in revenue. In an increasingly digital world, the Company is driving purposeful innovation to meet the evolving needs of consumers through its iconic brand portfolio.

We aim to position these desirable brands across many consumer segments. Our sales are led by our global brands Whirlpool and KitchenAid. Whirlpool is trusted throughout the world as a brand that delivers innovative care daily. Our KitchenAid brand brings a combination of innovation and design that inspires and fuels the passion of chefs, bakers and kitchen enthusiasts worldwide. These two brands offer differentiated products that provide exceptional performance and desirable features while remaining affordable to consumers.
Additionally, we have a number of strong regional and local brands, including Maytag, Consul, Brastemp, Amana, Bauknecht, JennAir, Hotpoint*, Indesit, InSinkErator and Yummly. These brands add to our impressive depth and breadth of kitchen and laundry product offerings and help us provide products that are tailored to local consumer needs and preferences. Our best brand portfolio in the industry, paired with our robust investment in research and development and consumer insights, positions us well to meet trends in consumer preferences and market demand. Following our InSinkErator acquisition, Whirlpool expects to generate additional revenue through a recurring sales profile primarily from its strong brand and position, and an expansion of the InSinkErator brand into new countries and product offerings.
Best Cost Position
We have a culture of cost optimization and productivity, which we call productivity for growth, and it includes continuous focus on cost efficiency. Since 2017, we have delivered substantial gains through reduced complexity in all aspects of our business: research, design, reduced architectures, and reduced footprint. The regional scale enables our local-for-local production model. We are focused on producing as efficiently as possible and at scale throughout the world.

As the macro environment continues to change, we believe our demonstrated ability to execute cost takeout allows us to effectively cope with macroeconomic challenges, and we see additional opportunities to further streamline our cost structure. Throughout 2022 we continued to manage our fixed cost base across manufacturing, logistics and selling, general and administrative expenses while at the same time continuing our portfolio transformation through the divestiture of our Russia business and InSinkErator acquisition. Additionally, we completed the strategic assessment of our EMEA business which resulted in classification of our European major domestic appliance business as held for sale during the fourth quarter of 2022. We are also on a journey to reduce the complexity of our design and product platforms. We believe this initiative, among many others, will enable us to utilize increased modular production and improved scale in global procurement.

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

Our long-term value-creation goals reflect our agile and resilient business model, which enables us to succeed in any operating environment.
We measure these value-creation components by focusing on the following key metrics:

Profitable Growth	Margin Expansion	Cash Conversion

Innovation-fueled growth at or above the market	Drive cost and price/mix to grow profitability	Asset efficiency converts profitable growth to cash
5-6%	11-12%	7-8%
Annual Organic Net Sales Growth	Ongoing EBIT Margin	FCF(1) as % of Net Sales

Reconciliations to the equivalent GAAP measures — net sales, net earnings, return on assets "ROA" and cash provided by (used in) operating activities — for the forward-looking value-creation metrics above and below are not provided as they rely on market factors and other assumptions outside of our control.
Capital Allocation Strategy
We take a balanced approach to capital allocation by focusing on the following key metrics:
We remain confident in our ability to effectively manage our business through supply chain constraints, cost inflation and other macroeconomic factors and expect to continue delivering long-term value for our shareholders.

Regional Business Summary

North America
•In the United States, we market and distribute major home appliances and other consumer products primarily under the Whirlpool, KitchenAid, Maytag, Amana, JennAir, affresh, Swash, everydrop and Gladiator brand names primarily to retailers, distributors and builders, as well as directly to consumers. We also market small domestic appliances under the KitchenAid brand name to retailers, distributors and directly to consumers. Additionally, in the fourth quarter of 2022 we acquired InSinkErator, the world’s largest manufacturer of food waste disposers and instant hot water dispensers.

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

Europe, Middle East and Africa (EMEA)
•In Europe, we market and distribute our major domestic appliances to retailers, distributors and directly to consumers under the Whirlpool, Indesit, Hotpoint*, Bauknecht, Ignis, Maytag and Privileg brand names. We also market major domestic appliances and small domestic appliances under the KitchenAid brand name primarily to retailers and distributors, as well as directly to consumers.

•We market and distribute products under the Whirlpool, Bauknecht, Maytag, Indesit, Amana and Ignis brand names to distributors and dealers in Africa and the Middle East. We sold our Turkey manufacturing entity in the second quarter of 2021 and sold our Russian operations in the third quarter of 2022. During the fourth quarter of 2022, our European major domestic appliance business was classified as held for sale.

Latin America
•In Latin America, we produce, market and distribute our major home appliances, small domestic appliances and other consumer products primarily under the Consul, Brastemp, Whirlpool, KitchenAid, Acros, Maytag and Eslabon de Lujo brand names primarily to retailers, distributors and directly to consumers.

•We serve the countries of Brazil, Mexico, Bolivia, Paraguay, Uruguay, Argentina, Columbia, Chile, and certain Caribbean and Central America countries, via sales and distribution through accredited distributors.

•In 2022, we opened a new manufacturing facility in Argentina which will produce washing machines primarily for the Brazilian marketplace.

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

•In May 2021, we sold our majority interest in Whirlpool China and subsequently retained a non-controlling interest. Whirlpool China continues to sell Whirlpool-branded products through a licensing agreement in China. In September 2021, we acquired an additional interest in Elica PB India.

•In 2022, we opened a new manufacturing line in India which will produce front load washing machines primarily for India.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Competition
Competition in the major home appliance industry is intense, including competitors such as BSH (Bosch), Electrolux, Haier, Hisense, LG, Mabe, Midea, Panasonic and Samsung, many of which are increasingly expanding beyond their existing manufacturing footprint. The competitive environment includes the impact of a changing retail environment, including the shifting of consumer purchase practices towards e-commerce and other channels. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices, and many of whom have their own brands which compete with our products. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building strong brands, enhancing trade customer and consumer value with our product and service offerings, meeting or exceeding our emissions and product efficiency commitments, optimizing our regional footprint and trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.
Seasonality
The Company's quarterly revenues have historically been affected by a variety of seasonal factors, including holiday-driven promotional periods. Historically, the Company's total revenue and operating margins have been highest in the third and fourth quarter. In 2022, 2021, and 2020, we realized a seasonality pattern that differed from historical periods due to the COVID-19 pandemic, supply chain disruptions, and other macroeconomic factors. In 2023, the Company expects the seasonal pattern of revenue and operating margins to be more heavily weighted to the second half of the year, compared to historical norms.
Raw Materials and Purchased Components
Our supplier performance is essential to our business. Some supply disruptions and unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. In the event of a disruption, we believe that we would be able to leverage our global scale to qualify and use alternate materials, though sometimes at premium costs. In 2022 and 2021, our industry was impacted by supply constraints with our suppliers, factories, and logistics providers, based in significant part on geopolitical developments and macroeconomic factors beyond our control. More specifically, in the fourth quarter of 2022, we experienced a one-off supply chain disruption driving revenue decline in the North America operating segment. We believe we have the organization well positioned to succeed throughout the year and to benefit from mid to long term opportunities.
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
Trademarks, Licenses and Patents
We consider the trademarks, copyrights, patents, and trade secrets we own, and the licenses we hold, in the aggregate, to be a valuable asset. Whirlpool is the owner of a number of trademarks in the United States and foreign countries. The most important trademarks to North America are Whirlpool, Maytag, JennAir, KitchenAid, InSinkErator, Yummly and Amana. The most important trademarks to EMEA are Whirlpool, KitchenAid, Bauknecht, Indesit, Hotpoint* and Ignis. The most important trademarks to Latin America are Consul, Brastemp, Whirlpool, KitchenAid and Acros. The most important trademark to Asia is Whirlpool.

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
We know that an environmentally sustainable Whirlpool is a more competitive Whirlpool - a company better positioned for long-term success. Our Environmental, Social and Governance (ESG) strategy is an integral part of our long-term, globally aligned strategic imperatives and operating priorities. It is deeply embedded in our vision, mission and values as an organization. We continuously seek to identify ways to broaden our commitments to ESG efforts and make progress on our goal of making our homes, our communities and our operations better today and in the future.
We are committed to developing innovative products that drive efficiencies in water and energy use and save our consumers’ time. Because we consider consumer preferences and cultural influences, and differences in infrastructure and availability of resources (such as water and energy) in regions where we operate, our approach and impact vary by region. In developed countries such as the U.S. and in Europe, our journey in providing efficient appliances has been one of continuous success over decades of delivering on innovation while not sacrificing performance. In developing countries we are committed to providing solutions specific to those areas, while minimizing the water and energy use of those products. It is these purposeful innovations that have improved the lives of millions of our consumers in meaningful ways. We are also committed to a 20 percent reduction in emissions linked to the use of our products (scope 3 category 11) across the globe by 2030, compared to 2016 levels. This target has been approved by the Science Based Targets initiative, and builds on the Company's earlier reduction in emissions across all scopes since 2005.
In 2021, the Company announced a global commitment to reach a net zero emissions target in its plants and operations (scopes 1 and 2) by 2030, which will cover more than 30 of Whirlpool Corporation's manufacturing sites and its large distribution centers around the world. We expect to achieve this target by generating and consuming renewable energy, including installation of wind turbines, solar panels and investing in off-site renewables through virtual power purchase agreements, improvements in energy efficiency and leveraging carbon removal to offset emissions that cannot be avoided. The Company has also entered into a second Virtual Purchase Power Agreement (VPPA), which represents an additional 53 megawatts of clean, renewable wind energy over the next 12 years and accelerates the Company’s progress to cover 100 percent renewable electricity for its U.S. plant operations. The Company is also taking actions to reduce waste material across all global manufacturing facilities.
We continued a carbon offsetting initiative based on our use of advanced formulation blowing agents with lower global warming potential in refrigerators produced in North America. These conversions allow us to generate tradable environmental assets and operate in the voluntary carbon offsets market by following an approved American Carbon Registry (ACR) methodology. ACR is a leading carbon offset program that has developed environmentally rigorous, science-based offset methodologies for years. Our ACR-registered carbon offsets are sold to external buyers via a broker, and the funds are used to further our initiatives in reducing our carbon footprint through sustainable product development and emissions offsetting. The amount received for ACR credit sales in 2022 was immaterial, though it is expected to increase in the future. Offset activation, verification, and brokerage was also immaterial and is not expected to be material in 2023.
We comply with all laws and regulations regarding protection of the environment, and in many cases where laws and regulations are less restrictive, we have established and are following our own standards, consistent with our commitment to environmental responsibility. These compliance requirements tend to pair well with our ESG focus and we believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position during 2022 and is not expected to be material in 2023.
The entire major home appliance industry, including Whirlpool, must contend with the adoption of stricter government energy and environmental standards. These standards have been phased in over the past several years and continue to be phased in, and include the general phase-out of ozone-depleting chemicals used in refrigeration, and energy and related standards for selected major appliances, regulatory restrictions on the materials content specified for use in our products by some jurisdictions and mandated recycling of our products and packaging materials at the end of their useful lives. Compliance with these various standards, as they become effective, will increase costs or require some product redesign. However, we believe, based on our understanding of the current state of proposed regulations, that we will be able to develop, manufacture, and market products that comply with these regulations.
Various municipal, state, and federal regulators have discussed, proposed, or enacted new regulations or bans on appliances that utilize natural gas citing climate change and other regulatory concerns, which would impose transition costs and impact our product mix and product offerings, among other impacts. We also believe that transition to a lower-carbon economy presents opportunities for our business, given our broad-based product portfolio of resource-efficient appliances, including a full line of electric, natural gas and induction-based appliances.
Our operations are also subject to numerous legal and regulatory requirements concerning product energy usage, data privacy, cybersecurity, employment conditions and worksite health and safety. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways that delay production or make production more costly. The costs to comply, or associated with any noncompliance, are, or can be, significant and vary from period to period.
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
Human Capital Management
At Whirlpool, our values guide everything we do. We have created an environment where open and honest communication is the expectation, not the exception. We hold our employees to this standard and offer the same in return. Our Integrity Manual was created to help our employees follow our commitment to win the right way. Additionally, our Supplier Code of Conduct formalizes the key principles under which Whirlpool’s suppliers are required to operate.
Our Human Capital Strategy is built around three pillars:
Agile Organization
Our employees are a critical driver of Whirlpool’s global business results. On December 31, 2022, Whirlpool employed approximately 61,000 employees across 48 countries, with 32% located within the United States. Outside of the United States, our largest employee populations were located within Brazil and Mexico. We regularly monitor various key performance indicators around the human capital priorities of attracting, retaining, and engaging our global talent. In addition, we enable the execution of our strategic priorities by providing all employees with access to learning opportunities to improve critical skills, and to develop professional and leadership acumen.
Great People
We have a long tradition of measuring employee engagement through our employee engagement pulse surveys. We continued to use frequent global pulse surveys with coverage of broader engagement and well-being topics.
Development of leadership acumen within Whirlpool Corporation is critical in ensuring People Leaders at all levels are capable and confident in their ability to bring out the best in our people. At Whirlpool, we believe in “Leaders Teaching Leaders” where our senior leaders are expected to step up and embrace their role in developing our next generation of leaders. As a result, all of our formal leadership development programs are internally designed and facilitated by Whirlpool leaders themselves. The benefits of this strategy are multi-fold; our senior leaders grow continually by playing the role of teachers, our next-level leaders learn from their role models’ personal experiences and in turn, our organization builds a leadership engine. Leadership development is a crucial component of our overall organizational strategy, and will continue to be an area of focus in the coming years.
Whirlpool offers a variety of programs globally to protect the health and safety of our employees. While we maintain targets for year-over-year reduction of the total recordable incident rate and serious injuries, our goal is always zero.
Whirlpool has a proud history of providing our employees with comprehensive and competitive benefits packages and we continue to invest in our employees' health and well being. In 2022, we launched a global well-being strategy focused on six main well-being pathways – Be healthy; Be you; Be balanced; Be curious; Be prepared; and Be connected, to further empower and support our employees to “Be Well” in all aspects of their lives. In addition, we enabled access for all our employees to clinical counselors and guidance on relationships, finances, retirement planning, legal issues and emotional needs. All global employees, regardless of their full-time or part-time status, are eligible for this free well-being benefit.
Winning Culture
Our culture is underpinned by our enduring values, which have long been pillared by inclusion and diversity. Whirlpool has a history of prioritizing issues such as gender and racial equality among our people. For the past 19 years, Whirlpool Corporation has achieved a perfect 100 on the Corporate Equality Index, marking nearly two decades of commitment to inclusion in the workplace. This broad organizational commitment was again demonstrated in 2022 with extensive participation in our global inclusion month. Additionally, Whirlpool’s employee resource groups (ERGs) continue to raise awareness for an inclusive culture, representing eight under-represented groups in North America; two in our Europe, Middle East and Africa region; four in the Latin America region; and one in Asia.
In 2022, we progressed in our Pledge to Equality and Fairness for our Black Colleagues in the United States, which we established in 2020. At its core, the pledge is our way to activate change and make our company and the communities where we operate better places to work and live for our black colleagues. The pledge is a multi-year action plan, comprising 16 work streams, each led by a senior leader, and overseen by a steering committee of Executive Committee members. In 2022, we continued our rollout of Unconscious Bias and Empathy training for all people leaders, with 91% of U.S.-based people leaders participating. After breaking ground on the multi-family housing development in Benton Harbor, Michigan in 2021, where our Global Headquarters are located, that work continued throughout 2022 and we are excited to welcome residents to their new homes in 2023 as part of our housing commitment to attract diverse occupants as residents of the community. While our actions focus on our “four walls” and our local communities, we hope that these actions will have a ripple effect on society at large.
For additional information, please see Whirlpool’s website (www.whirlpoolcorp.com), and forthcoming 2023 Proxy Statement and 2022 Sustainability Report. The contents of our

Sustainability Report and the Company's website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Other Information
For information about the challenges and risks associated with our foreign operations, see "Risk Factors" under Item 1A.
Whirlpool is a major supplier of laundry, refrigeration, cooking and dishwasher home appliances to Lowe's, a North American retailer. Sales to Lowe's represented approximately 14%, 13%, and 13% of our consolidated net sales in 2022, 2021 and 2020, respectively. Lowe's represented approximately 37% and 21% of our consolidated accounts receivable as of December 31, 2022 and 2021, respectively. The proportional increase in Lowe's accounts receivable balance is due to a decrease in consolidated accounts receivable driven by European major domestic appliance business transferred to held for sale. Lowe's accounts receivable has decreased by 9% from the prior year. For additional information, see Note 16 to the Consolidated Financial Statements.
For information on our global restructuring plans, and the impact of these plans on our operating segments, see Note 14 to the Consolidated Financial Statements.
Information About Our Executive Officers
The following table sets forth the names and ages of our executive officers on February 10, 2023, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Marc R. Bitzer	Chairman of the Board and Chief Executive Officer	2006	58
James W. Peters	Executive Vice President and Chief Financial Officer and President, Whirlpool Asia	2016	53
João C. Brega	Executive Vice President and President, Whirlpool Latin America	2012	59
Gilles Morel	Executive Vice President and President, Whirlpool Europe, Middle East & Africa	2019	57
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2023 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for Mr. Morel. Prior to joining Whirlpool in April 2019, Mr. Morel served for two years as CEO of Northern and Central Europe for Groupe Savencia. Prior to that, he worked for 27 years at Mars Inc. in various leadership positions, most recently as Regional President, Europe & Eurasia for Mars Chocolate.
On January 31, 2023, Joseph T. Liotine, President and Chief Operating Officer of the Company, transitioned to an advisory role. Mr. Liotine will serve in this role through March 31, 2023 and then depart the Company. Marc R. Bitzer, Chairman and CEO, has assumed direct responsibility for global operations.
The Company has also announced that João Brega will retire from his position as Executive Vice President and President, Whirlpool Latin America effective March 31, 2023, after 27 years of service with the Company. As part of a planned transition, Juan Carlos Puente, Senior Vice President and President, LAR North, will succeed Mr. Brega in the role effective April 1, 2023.

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
We have listed below what we believe to be the most significant strategic, operational, financial, legal and compliance, and general risks relating to our business.
STRATEGIC RISKS
We face intense competition in the major home appliance industry and failure to successfully compete could negatively affect our business and financial performance.
Each of our operating segments operates in a highly competitive business environment and faces intense competition from a significant number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as those set forth in the Business section of this annual report on Form 10-K, are large, well-established companies, ranking among the Global Fortune 500. We also face competition that may be able to quickly adapt to changing consumer preferences, particularly in the connected appliance space, or may be able to adapt more quickly to changes brought about by the global pandemic, supply chain constraints, inflationary pressures, currency fluctuations, geopolitical uncertainty, increased interest rates or other factors. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices, and which have and may in the future merge, consolidate, form alliances or further increase their relative purchasing scale. Competition in the global appliance industry is based on a number of factors including selling price, product features and design, consumer taste, performance, innovation, reputation, energy efficiency, service, quality, cost, distribution, and financial incentives, such as promotional funds, sales incentives, volume rebates and terms. Many of our competitors are increasingly expanding beyond their existing manufacturing footprints. Our competitors, especially global competitors with low-cost sources of supply, vertically integrated business models and/or highly protected home countries outside the United States, have aggressively priced their products and/or introduced new products to increase market share and expand into new geographies. Many of our competitors have established and may expand their presence in the rapidly changing retail environment, including the shifting of consumer purchasing practices towards e-commerce and other channels, and the increasing global prevalence of direct-to-consumer sales models. In addition, technological innovation is a significant competitive factor for our products, as consumers continually look for new product features that save time, effort, water and energy. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.
The loss of, or substantial decline in, volume of sales to any of our key trade customers, major buying groups, and/or builders could adversely affect our financial performance.
We sell to a sophisticated customer base of large trade customers, including large domestic and international trade customers, that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, allowing trade customers to change volume among suppliers like us. As the trade customers continue to become larger through merger, consolidation or organic growth, they may seek and have sought to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. As has occurred in the past, if we are unable to meet their demand requirements, our volume growth and financial results could be negatively affected. We also continue to pursue direct-to-consumer sales globally, including the launch of direct-to-consumer sales on most of our brand websites in recent years, which may impact our relationships with existing trade customers. The loss or substantial decline in volume of sales to our key trade customers, major buying groups, builders, or any other trade customers to which we sell a significant amount of products, has and in the future could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our financial statements.
Failure to maintain our reputation and brand image could negatively impact our business.
Our brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands depends on our marketing efforts, including advertising and consumer campaigns, as well as product innovation. We could be adversely impacted if we fail to achieve any of these objectives or if, whether or not justified, the reputation or image of our company or any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us, product safety, data privacy breaches or quality issues, inability to meet our net zero or other sustainability goals, or negative association with any brand could damage our reputation and brand image, undermine our customers' confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including an ever-increasing reliance on social media and online dissemination of advertising campaigns. Inaccurate or negative posts or comments about us on social networking and other websites that spread rapidly through such forums could seriously damage our reputation and brand image. If we do not protect, maintain, extend and expand our brand image, then our financial statements could be materially adversely affected.
An inability to effectively execute and manage our business objectives and global operating platform initiative could adversely affect our financial performance.
The highly competitive nature of our industry requires that we effectively execute and manage our business objectives including our global operating platform initiative. Our global operating platform initiative aims to reduce costs, expand margins, drive productivity and quality improvements, accelerate our rate of innovation, generate free cash flow and drive shareholder value. An inability to effectively control costs and drive productivity improvements could adversely affect our profitability. In addition, an inability to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales, which could negatively affect our revenues and overall financial performance.
Our ability to understand consumers’ preferences and to timely identify, develop, manufacture, market, and sell products that meet customer demand could significantly affect our business.
Our success is dependent on anticipating and appropriately reacting to changes in consumer preferences, including the shifting of consumer purchasing practices towards e-commerce, direct-to-consumer and other channels, and on successful new product development, including in the eco-efficiency space, the connected appliance space and the digital space (for example, our Yummly recipe app), and process development and product relaunches in response to such changes. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key product categories and geographic regions and upon our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing environments.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brands.
We consider our intellectual property rights, including patents, trademarks, copyrights and trade secrets, and the licenses we hold, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements, as well as agreements and policies with our employees and other parties (including non-compete agreements which may become subject to future regulatory action impacting many companies). Our failure to obtain protection for or adequately protect our trademarks, products, new features of our products, or our processes may diminish our competitiveness.
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
From time to time, we make strategic divestitures, acquisitions, investments and participate in joint ventures. For example, in 2022, we divested our operations in Russia and acquired our InSinkErator business from Emerson Electric Co.. During the fourth quarter of 2022, we also classified our

European major domestic appliance business as held for sale, and signed an agreement in January 2023 to contribute our European major domestic appliance business to a newly formed entity with Arcelik. In 2021, we divested our majority interest in Whirlpool China (formerly Hefei Sanyo) and sold our manufacturing entity in Turkey. These transactions, and other transactions that we have entered into or which we may enter into in the future, can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We have encountered and may encounter difficulties in integrating acquisitions with our operations, undertaking post-acquisition restructuring activities, applying our internal control processes to these acquisitions, managing strategic investments, and in overseeing the operations, systems and controls of acquired companies. Integrating acquisitions and carving out divestitures is often costly, may be dilutive to earnings and may require significant attention from management. There might also be differing or inadequate cybersecurity and data protection controls, which could impact our exposure to data security incidents and potentially increase anticipated costs or time to integrate the business. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. While our evaluation of any potential transaction includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews have not always in the past and may not always in the future identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target's previous activities, costs associated with any quality issues with an acquisition target's legacy products or difficulties and costs associated with obtaining necessary regulatory approvals. In addition, certain liabilities have in the past and may be retained by Whirlpool when closing a facility, divesting an entity or selling physical assets, and certain of these retained liabilities have been in the past and may be in the future material. For example, we agreed to retain certain liabilities relating to Embraco antitrust, tax, environmental, labor and products in connection with the Embraco sale. In addition, the current and proposed changes to the U.S. and foreign regulatory approval process and requirements in connection with an acquisition may cause approvals to take longer than anticipated to obtain, not be forthcoming or contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of the transaction to us and could impede the execution of our business strategy.
The ability of our suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities according to schedule and quality required may impact our ability to manufacture without disruption and could affect product availability and sales.
We use a wide range of materials and components in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply, and our suppliers also are subject to the economic, social and political conditions in the countries in which they operate and, moreover, some key parts may be available only from single-source unaffiliated third-party suppliers or a limited group of suppliers, we are subject to supply chain risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary components for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us as agreed, which could adversely affect our product sales and operating results.
Our operations and those of our suppliers are subject to disruption for a variety of unexpected reasons, including, but not limited to, COVID-19-related disruptions, sudden changes in business conditions, supplier plant shutdowns or slowdowns, transportation delays due to port delays or any disruption on the supply chain, work stoppages, labor shortages, labor relations, global geopolitical instability, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, disputes with suppliers, distributors or transportation providers, financial issues such as supplier bankruptcy, information technology failures, hazards such as fire, earthquakes, flooding, or other natural disasters, including due to climate change, and increased homeland security requirements in the U.S. and other countries. For example, we expect to continue to be impacted by supply chain issues, due to factors largely beyond our control: a global shortage of certain components, such as semiconductors, a strain on raw material and input cost inflation, all of which began easing towards the end of 2022, but could escalate again in future quarters. These issues have and could delay importation and increase the cost of products and/or components or require us to locate alternative providers to avoid disruption to customers. These alternatives have not always been and in the future may not be available on short notice and have and in the future could result in higher transit costs and stock availability, which could have an adverse impact on our business and financial statements. Additionally, we are subject to our suppliers’ capabilities to accurately forecast and manage their production and supply chains and consistently supply us with parts and other raw materials, which can impact our operations given the combination of potential issues including sourcing thousands of parts globally from numerous suppliers in multiple countries.
The inability to timely convert our backlog due to supply chain disruptions subjects us to pricing and product availability risks and its conversion into revenue. If our suppliers are unable to effectively recover parts and components and we are unable to effectively manage the impacts of price inflation and timely convert our backlog, our results of operations, financial condition and cash flows could materially and adversely be affected.
The lack of availability of any parts, components or equipment has and could result in production delays and sales disruptions, as well as our ability to fulfil contractual obligations. Unexpected disruption risks as such can not be completely eliminated due to our reliance on suppliers’ performance to consistently build and ship products to customers.
Our ability to continue to identify and to eliminate single failure points within the supply chain remains one of our priorities in order to reduce risks related to third party suppliers and macroeconomic, environmental, political or social potential unforecastable disruptions.
Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant supply chain disruption for the reasons stated above or otherwise could have a material adverse impact on our financial statements.
Our financial condition and results of operations have been impacted and may in the future be adversely affected by the ongoing COVID-19 pandemic.
We continue to closely monitor the impact of the global COVID-19 pandemic on all aspects of our operations and regions, including its effect on our consumers, operations, employees, trade customers, suppliers and distribution channels. Beginning in 2020, the pandemic created significant business disruption and economic uncertainty which adversely impacted and continues to adversely impact our manufacturing operations, supply chain, and distribution channels. While the immediate impacts of the COVID-19 pandemic have been assessed, the long-term magnitude and duration of the disruption, including supply chain disruption, and resulting impact in global business activity remains uncertain. Many factors that have impacted us and others that may impact us in the future, such as timing and availability of effective treatments and vaccines, as well as vaccination rates among the population in the United States and many of the countries in which we operate, and new variants of COVID-19 are out of our control. The adverse impact of the pandemic is expected to continue and may materially affect our financial statements in future periods.
We have not yet determined with certainty the extent to which our existing insurance will respond to pandemic-related impacts. In addition, we cannot predict the impact that COVID-19 will have on our trade customers, suppliers, consumers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed elsewhere in Item 1A. Risk Factors in this Annual Report on Form 10-K, any of which could have a material adverse effect on our financial statements.
We face risks associated with our presence in emerging markets.
Our growth plans include efforts to increase revenue from emerging markets, including through acquisitions. Local business practices in these countries may not comply with U.S. laws, local laws or other laws applicable to us or our compliance policies, and non-compliant practices may result in increased liability risks. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target's violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar worldwide anti-bribery laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. For example, we incurred significant impairment and restructuring expenses in the years following our acquisition of Indesit in 2014. In addition, our recent acquisitions have and future acquisitions may increase our exposure to other risks associated with operating internationally, including foreign currency exchange rate fluctuations; political, legal and economic instability; inflation; changes in tax rates and tax laws; and work stoppages and labor relations, in addition to other risks elsewhere in Item 1A. Risk Factors in this Annual Report on Form 10-K.
Risks associated with our international operations may decrease our revenues and increase our costs.
For the year ended December 31, 2022, sales outside our North America region represented approximately 42% of our net sales. We expect that international sales will continue to account for a significant percentage of our net sales. Accordingly, we have faced and continue to face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:
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
•Changes in diplomatic and trade relationships, including sanctions and related regulations resulting from the current political situation in countries in which we do business;
•Inflation and/or deflation, and changes in interest rates;
•Changes in foreign country regulatory requirements, including data privacy laws;
•Various import/export restrictions and disruptions and the availability of required import/export licenses;
•Imposition of tariffs and other trade barriers;
•Managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery, anti-corruption regulations and anti-money laundering regulations, such as the FCPA, and antitrust laws;
•Labor disputes and work stoppages at our operations and suppliers;
•Government price controls;
•Trade customer insolvency and the inability to collect accounts receivable; and
•Limitations on the repatriation or movement of earnings and cash
As a U.S. corporation, we are subject to the FCPA, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. Additionally, any suspicion or determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on us.

On August 31, 2022, we completed the sale of our Russian business to Arcelik and recorded a loss on disposal. We continue to closely monitor the impact of the ongoing conflict in Ukraine on all aspects of our operations, including most importantly, the safety and security of our employees in the region. The impact of the conflict in Ukraine and resulting sanctions and export controls, include, but are not limited to, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system; operational risks, including potential logistics, sales, distribution, and energy related challenges; and reductions in consumer and trade customer demand. Sanctions and export control laws may also have an indirect adverse effect on our business. Sanctions against Russia have contributed to adverse changes in the global price and availability of certain raw materials, which has and could reduce our sales and earnings or otherwise have an adverse effect on our operations, and any future additional export controls or sanctions imposed by the United States, United Kingdom, the European Union, or other countries could further exacerbate these effects. We may also experience potential additional impacts in the future.
We have not determined the extent to which our existing insurance coverage will respond to these impacts, or the extent to which any of the United States, European Union or other government actions may mitigate these impacts, if at all.
Risks associated with unanticipated social, political and/or economic events may materially and adversely impact our business.
Terrorist attacks, cyber events, armed conflicts (including the war in Ukraine discussed elsewhere in Risk Factors), civil unrest, espionage, natural disasters, governmental actions, epidemics and pandemics (including the impacts of COVID-19 discussed elsewhere in Risk Factors) have and could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Many of such events have impacted and could directly impact our physical facilities or those of our suppliers or customers.
We have been and may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our operations, financial condition and operating results.
We depend on information technology to improve the effectiveness of our operations, to interface with our customers, consumers and employees, to maintain the continuity of our manufacturing operations, and to maintain financial accuracy and efficiency. In addition, we collect, store, and process confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Our business processes and data sharing across suppliers and vendors is dependent on technology system availability. Our systems may depend, directly or indirectly, on software developed by third parties (such as open source libraries or vendor software) and we may have limited visibility into the robustness of the security practices followed during design, development, or remediation of this third party software. The failure of any such systems, whether internal or third-party, could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other financial and business disruptions, employee relations issues, the loss of or damage to intellectual property and the unauthorized disclosure or compromise of personal data of consumers and employees or of commercially sensitive information.
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

Such unauthorized access has in the past and could in the future disrupt our business and result in the loss of assets. Cyber attacks are becoming more sophisticated and include ransomware attacks, attempts to gain unauthorized access to data, social engineering and other security breaches that have in the past and could in the future lead to disruptions in availability of critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Our growth in the areas of direct-to-consumer sales and connected appliances (the "Internet of Things"), and increasingly advanced data processing capabilities, accompanied by increasing handling of consumer information, and our reliance on remote work arrangements, has increased these risks. These events have in the past and could in the future impact our customers, consumers, employees, third-parties and reputation and lead to financial losses from remediation actions, loss of business or potential litigation or regulatory liability or an increase in expenses. While we have not yet experienced any material impacts from a cyber attack, any one or more future cyber attacks could have a material adverse effect on our financial statements. Further, market dynamics are increasingly driving heightened cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to address these increased risks and to comply with such demands.
Product-related liability or product recall costs could adversely affect our business and financial performance.
We have been and may in the future be exposed to product-related liabilities, which in some instances may result in product redesigns, product recalls, or other corrective action. In addition, any claim, product recall or other corrective action that results in significant adverse publicity, particularly if those claims or recalls cause customers to question the safety or reliability of our products, may negatively affect our financial statements. For example, we have undertaken corrective action initiatives in EMEA related to certain legacy Indesit-designed washer and Indesit-produced dryers. We maintain product liability insurance, but it may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. We may be involved in class action litigation or product recalls for which we generally have not purchased insurance, and may be involved in other litigation or events for which insurance products may have limitations.
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
A shortage of key employees can jeopardize the Company’s ability to implement its business objectives, and changes in key executives can result in loss of continuity, loss of accumulated knowledge, departures of other key employees, disruptions to our operations and inefficiency during transition periods. In addition, if we are unable to enforce certain non-compete covenants and confidentiality provisions when key employees leave for a competitor, we may lose a competitive advantage arising from confidential and proprietary company information known to such former employees. An inability to hire, develop, transfer retained knowledge, engage and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations, which could adversely affect our results of operations.

A deterioration in labor relations could adversely impact our global business.
As of December 31, 2022, we had approximately 61,000 employees globally. We are subject to separate collective bargaining agreements with certain labor unions, as well as various other commitments regarding our workforce. We periodically negotiate with certain unions representing our employees and may be subject to work stoppages or may be unable to renew collective bargaining agreements on the same or similar terms, or at all. In addition, our global restructuring activities have in the past and may in the future be received negatively by governments and unions and attract negative media attention, which may delay the implementation of such plans. A deterioration in labor relations may have a material adverse effect on our financial statements.
FINANCIAL RISKS
Fluctuations and volatility in the cost and availability of raw materials and purchased components could adversely affect our operating results.
The sources and prices of the primary materials (such as steel, resins, and base metals) used to manufacture our products and components containing those materials are susceptible to significant global and regional price fluctuations or availability due to inflation, supply and demand trends, the COVID-19 pandemic, transportation and fuel costs, port and shipping capacity, labor costs or disputes, government regulations, including increased homeland security requirements, and tariffs, changes in currency exchange rates and interest rates, price controls, the economic climate, severe weather, climate change and other unforeseen circumstances. For example, we experienced significant raw material inflation in 2021 and 2022, respectively, in addition to many other cost increases throughout our business. In addition, we engage in contract negotiations and enter into commodity swap contracts to manage risk associated with certain commodities purchases, and we have in the past and may in the future experience losses based on commodity price changes. Significant increases in materials cost and availability and other costs now and in the future could have a material adverse effect on our financial statements. As an example, in recent years the company has experienced and expects to continue to experience significant levels of commodity, logistics and wage inflation across our businesses. We have responded to these inflationary factors with strong cost reduction initiatives and cost-based price increases. An inability to respond to inflationary pressures effectively could have a material adverse effect on our financial statements.
Foreign currency fluctuations may affect our financial performance.
We generate a significant portion of our revenue and incur a significant portion of our expenses in foreign currencies. Changes in the exchange rates of functional currencies of those operations affect the U.S. dollar value of our revenue and earnings from our foreign operations. We use currency forwards, net investment hedges, and options to manage our foreign currency transaction exposures. We cannot completely eliminate our exposure to foreign currency fluctuations, which have and may adversely affect our financial performance. In addition, because our consolidated financial results are reported in U.S. dollars, as we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. Finally, the amount of legal contingencies related to foreign operations may fluctuate significantly based upon changes in exchange rates and usually cannot be managed with currency forwards, options or other arrangements. Such fluctuations in exchange rates can significantly increase or decrease the amount of any legal contingency related to our foreign operations and make it difficult to assess and manage the potential exposure.
Goodwill and indefinite-lived intangible asset impairment charges have in the past and may in the future adversely affect our operating results.
We have a substantial amount of goodwill and indefinite-lived intangible assets, primarily trademarks, on our balance sheet. We test the goodwill and intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, EBIT margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, royalty rates, benefits associated with a taxable transaction and synergies available to market participants. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue for our trademarks, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable. We recorded a goodwill impairment charge for our EMEA reporting unit of $278 million and recorded an impairment charge of $106 million for certain other intangible assets, each during the second quarter of 2022. In the fourth quarter of 2022, and in connection with the planned divestiture of our European major domestic appliance business, the remaining carrying value of $255 million for the EMEA trademarks was classified as held for sale. We did not record any impairment charges for the year ended December 31, 2021. During the fourth quarter of 2022, we completed the acquisition of the InSinkErator business and as a result recorded an increase in goodwill of $1.1 billion and an increase of intangible assets of $1.6 billion. We may in the future be required to record a goodwill or intangible asset impairment charge that, if incurred, could have a material adverse effect on our financial statements.
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
As of December 31, 2022, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $0.4 billion, including $0.3 billion of which was attributable to pension plans and $0.1 billion of which was attributable to postretirement health care benefits. Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions, including discount rates, expected long-term rate of return on plan assets, life expectancies and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, health care cost trend rates and regulatory changes, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.
LEGAL & COMPLIANCE RISKS
Unfavorable results of legal and regulatory proceedings could materially adversely affect our business and financial condition and performance.
We are or may in the future become subject to a variety of litigation and legal compliance risks relating to, among other things: products; intellectual property rights; income and indirect taxes; environmental matters (including matters related to climate change); corporate matters; commercial matters; credit matters; competition laws; distribution, marketing and trade practice matters; customs and duties; occupational health and safety (including matters related to the COVID-19 pandemic), industrial accidents, anti–bribery and anti–corruption regulations; energy regulations; data privacy regulations; financial and securities regulations; and employment and benefit matters. For example, we are currently disputing certain income and indirect tax related assessments issued by the Brazilian authorities (see Note 8 and Note 15); and we are disputing certain income and indirect tax assessments in various legal proceedings in Italy, India and other jurisdictions globally. Unfavorable outcomes regarding these assessments could have a material adverse effect on our financial statements in any particular reporting period. Results of legal and regulatory proceedings cannot be predicted with certainty and for some matters, such as class actions, no insurance is cost-effectively available. Regardless of merit, legal and regulatory proceedings may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. Such proceedings could also generate significant adverse publicity and have a negative impact on our reputation and brand image, regardless of the existence or amount of liability. We estimate loss contingencies and establish accruals as required by GAAP, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.
We are subject to, and could be further subject to, governmental investigations or actions by other third parties.
We are subject to various federal, foreign and state laws, including antitrust and product-related laws and regulations, violations of which can involve civil or criminal sanctions. Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. For example, the second part of a French Competition Authority investigation, which is expected to focus primarily on manufacturer interactions with retailers, is ongoing. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial statements and harm our reputation.
Changes in the legal and regulatory environment, including data privacy and protection, and changes in taxes and tariffs, could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation or regulatory action.
The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in countries in which we operate. Compliance with these regulations may be require us to, among other things, change our manufacturing processes or product offerings, or undertake other costly activities. In addition, we operate in an environment in which there are different and potentially conflicting data privacy and data protection laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions. For example, the European Union’s General Data Protection Regulation, the California Consumer Privacy Act and the Brazilian General Data Protection Law, and various other privacy and data protection laws that have been passed or are pending in other countries collectively impose or will impose new regulatory data privacy and protection standards for which we must comply. These expanding privacy and data protection laws may affect our collection, processing, and cross-border transfer of consumer information and other personal data, such as in connection with our growth in the areas of direct-to-consumer sales, Internet of Things, and the digital space. Some of the laws allow for significant fines, reaching several percentage points of global corporate revenues or more. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and may impact our results or increase our costs or liabilities. Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of product production for failing to comply, or being alleged as failing to comply, with various laws and regulations, including environmental regulations.
Additionally, as a global company headquartered in the United States, we are exposed to the impact of U.S. and global tax changes, especially those that affect the effective corporate income tax rate. In August 2022, the United States enacted the Inflation Reduction Act of 2022 (“the Act”), which, among other provisions, created a 1% excise tax on share repurchases and a new corporate minimum tax for certain corporations with regular corporate income tax liabilities below, in general, 15% of their consolidated GAAP pre-tax income. We do not expect the Act to have a material impact on our effective tax rate; however, it is possible that the U.S. or another jurisdiction could enact tax legislation in the future that could have a material impact on our tax rate.
The Organization for Economic Co-operation and Development (the “OECD”) is currently working on the base erosion and profit shifting 2.0 project (the “BEPS Project”), which is intended to modernize the international tax system by, among other measures, ensuring that large multinational enterprises pay a minimum level of tax in each of the jurisdictions in which they operate (such minimum tax proposal, “Pillar Two”). Pillar Two addresses the risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax rate of 15%. In December 2021, the OECD released model rules in respect of Pillar Two (the “GloBE Rules”). If implemented in their current form by the members of the OECD/G20 Inclusive Framework on BEPS, the GloBE rules would impose a top-up tax on profits arising in a jurisdiction whenever the effective tax rate of a large multinational enterprise, determined on a jurisdictional basis, is below the 15% minimum rate. In December 2022, the European Union member states formally adopted the European Commission’s proposal for a Directive ensuring a 15% minimum effective tax rate for large multinational groups (the “Pillar Two Directive”). The Pillar Two Directive is expected to be implemented in the national law of the European Union member states by December 31, 2023. If Pillar Two (including the GloBE rules) and the Pillar Two Directive are implemented in the domestic laws of any jurisdictions in which we operate, or via international treaties entered into between such jurisdictions, we expect they would apply to our subsidiaries and could impact our consolidated effective corporate income tax rate as well as increase our tax compliance costs incurred to track and collect such taxes. Until the OECD’s proposals on Pillar Two (including the GloBE Rules), and the Pillar Two Directive for the EU member states, have been implemented under domestic laws and/or international treaties, the extent of any impact on our tax liabilities and operations cannot be determined accurately and remains uncertain.
In addition, the current domestic and international political environment, including government shutdowns and changes to U.S. policies related to global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy. Many of our most significant competitors are global companies, and in an escalating global trade conflict or the imposition of tariffs, their respective governments may impose regulations that are favorable to our competitors. The U.S. federal government may propose additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations. These regulatory changes could significantly impact our business and financial performance. For additional information about our consolidated tax provision, see Note 15 to the Consolidated Financial Statements.
The impact of climate change and climate change or other environmental regulation may adversely impact our business.
The effects of climate change, whether involving physical risks or transition risks, could have an impact on our business and have in the past and could in the future cause us to incur capital and other expenditures to comply with various laws and regulations, especially relating to the protection of the environment, human health and safety, and water and energy efficiency, and may also exacerbate other risks discussed elsewhere in Item 1A. Risk Factors in this Annual Report on Form 10-K, which could have an adverse effect on our business. Climate change regulations at the federal, state or local level, or in international jurisdictions, or customer or consumer preferences or expectations, could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other costly activities. For example, various municipal, state, and federal regulators have discussed, proposed, or enacted new regulations or bans on appliances that utilize natural gas citing climate change and other regulatory concerns, which would impose transition costs and impact our product mix and product offerings, among other impacts. We recognize that making changes to our supply chain, manufacturing processes and product offerings can and does introduce transition risks. Among these are the risk that our more efficient product offerings are not competitive in terms of price or consumer perception; the risk that our upstream suppliers are unable to deliver lower emissions sources of supply that are cost and quality-competitive; the risk that we fail to continually innovate to develop products and manufacturing processes with a lower carbon footprint; and, specific to our recycled plastics initiative (a pledge in our EMEA region to use an average 18% recycled plastic content by 2025), the risk that we fail to develop solutions to incorporate reformulated plastics materials that meet our rigorous quality and safety standards.
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
We have set rigorous science-based targets for greenhouse gas reductions and related sustainability goals, including a net zero emissions target in our plants and operations that was announced in 2021. Any failure to achieve our sustainability goals or reduce our impact on the environment, any changes in the scientific or governmental metrics utilized to objectively measure success, or the perception that we have failed to act responsibly regarding climate change could result in negative publicity and adversely affect our reputation as well as our relationships with customers, investors and other stakeholders, which could in turn adversely affect our business operations, reputation, including a reduction in customer and consumer sentiment and negatively impact our financial condition, including our access to capital and cost of debt. In addition, not all of our competitors may seek to establish climate or other ESG targets and goals, or at a comparable level to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs, which could adversely affect our business, results of operations, financial condition and prospects.
Additionally, any failure in our procedures to monitor climate related regulatory and policy changes in the jurisdictions in which we operate or in our processes and tools to track our greenhouse gas emissions and assess both operational and financial impacts of climate-related regulations, and any failure to comply with any such regulations and policies, could subject us to additional costs and penalties and harm to our reputation. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these various uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely affect our business, financial condition and results of operations, and harm our reputation.
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
Economic uncertainty and related factors, including a potential recession or recession, may exacerbate negative trends in business and consumer spending and has caused and may cause certain customers to push out, cancel, or refrain from placing orders for our products. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability has caused and may cause some customers to scale back operations, exit markets, merge with other retailers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory. These conditions have affected and may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or added costs.
A decline in economic activity and conditions in certain areas in which we operate have had an adverse effect on our financial condition and results of operations in recent years, and future declines and adverse conditions could have a similar adverse effect. Regional, political and economic instability in countries in which we do business may adversely affect business conditions, disrupt our operations, and have an adverse effect on our financial condition and results of operations. In addition, we expect to continue to be impacted by the global supply chain issues discussed elsewhere in Item 1A. Risk Factors in this Annual Report on Form 10-K.
Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect our ability to capitalize on opportunities in a market recovery. In addition, our operations are subject to general credit, liquidity, foreign exchange, market and interest rate risks. Our ability to access liquidity or borrow to invest in our businesses, fund strategic acquisitions and refinance maturing debt obligations depends in part on access to the capital markets. For example, the United States Federal Reserve began raising its benchmark rate in March 2022, increasing the rate by a total of 3.75% since the start of 2022. Such increases and any future increases may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely affect our financial condition and results of operations. If inflation increases costs beyond our ability to control, we may not be able to adjust prices or use our portfolio strategy to sufficiently offset the effect without negatively impacting consumer demand or our gross margin.
If we do not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets, or if we are unable to continue to access the capital markets, our financial statements may be materially and adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2022, our principal manufacturing operations were carried on at 35 locations in 10 countries worldwide. We occupied a total of approximately 68 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 43 million square feet of such space was occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool's products.

United Kingdom: 1
Poland: 3
Slovakia: 1
Italy: 4
United States: 12
China: 1
Mexico: 4
India: 5
Brazil: 3
Argentina: 1

The Company's principal manufacturing locations by operating segment were as follows:

Operating Segment	North America	Europe, Middle East and Africa	Latin America	Asia
Manufacturing Locations	12	9	8	6

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings can be found in Note 8 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Whirlpool's common stock is listed on the New York Stock Exchange and the NYSE Chicago under the ticker symbol WHR. As of February 3, 2023, the number of holders of record of Whirlpool common stock was approximately 7,742.
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the twelve months ended December 31, 2022, we repurchased approximately 4.8 million shares under these share repurchase programs at an aggregate purchase price of approximately $903 million. At December 31, 2022, there were approximately $2.6 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended December 31, 2022:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2022 through October 31, 2022	—		$—	—	$2,587
November 1, 2022 through November 30, 2022	—		—	—	2,587
December 1, 2022 through December 31, 2022	—		—	—	$2,587
Total	—	$		—

ITEM 6.	[RESERVED]
None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Whirlpool significantly accelerated its portfolio transformation with the divestiture of its Russia business, the acquisition of InSinkErator and the conclusion of the EMEA strategic review which resulted in an agreement to contribute Whirlpool's European major domestic appliance business to a newly formed entity. Collectively, these actions are expected to deliver an enhanced financial profile as we transform our portfolio to a high-growth, high-margin business.
In a challenging macroeconomic cycle, including softening consumer sentiment and inflationary pressures, Whirlpool's full-year net sales declined 10%, including Whirlpool Russia net sales of $138 million in 2022 compared to $505 million of net sales in the prior year. Whirlpool saw GAAP net loss available to Whirlpool of $1,519 million (net loss margin of (7.7)%), or $(27.18) per share, compared to GAAP net earnings available to Whirlpool of $1,783 (net earnings margin of 8.1%), or $28.36 per share in the same prior-year period. Additionally, Whirlpool delivered ongoing (non-GAAP) earnings per share of $19.64 and full-year ongoing EBIT margin of 6.9%, compared to $26.59 and 10.8% in the same prior-year period. On a GAAP basis, net loss margins were impacted by $1.9 billion due to primarily non-cash charges related to the divestiture of the Whirlpool Russia business and the conclusion of the strategic review of EMEA. On a GAAP and ongoing basis Whirlpool's results were impacted by lower volumes and cost inflation partially offset by favorable price/mix and lower GAAP and adjusted tax rates.
Cash provided by operating activities of $1.4 billion, compared to $2.2 billion in 2021, alongside free cash flow (non-GAAP) of $820 million in 2022, compared to $1.7 billion in 2021, primarily driven by lower earnings, partially offset by favorable working capital and hedge settlements in the current period.
In 2022, Whirlpool returned $1.3 billion in cash to shareholders, including a twenty-five percent increase in our quarterly dividend and over $900 million of share repurchases, in addition to the $1.4 billion returned to shareholders in 2021.
Please see "Non-GAAP Financial Measures" elsewhere in this Management's Discussion and Analysis for a reconciliation of these non-GAAP financial measures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - In Millions (except per share data)	2022	Better/(Worse) %	2021	Better/(Worse) %	2020
Net sales	$19,724	(10.3)%	$21,985	13.0%	$19,456
Gross margin	3,073	(30.3)	4,409	14.8	3,842
Selling, general and administrative	1,820	12.5	2,081	(10.9)	1,877
Restructuring costs	21	44.7	38	86.8	288
Impairment of goodwill and other intangibles	384	nm	—	nm	7
(Gain) loss on sale and disposal of businesses	1,869	nm	(105)	nm	(7)
Interest and sundry (income) expense	(19)	(88.1)	(159)	nm	(21)
Interest expense	190	(8.6)	175	7.4	189
Income tax expense	265	48.8	518	(35.6)	382
Net earnings available to Whirlpool	(1,519)	nm	1,783	65.9	1,075
Diluted net earnings available to Whirlpool per share	$(27.18)	nm	$28.36	67.0%	$16.98
nm: not meaningful
Consolidated net sales for 2022 decreased by 10.3% compared to 2021, primarily driven by lower volumes, divestiture of our Russia business and the impact of foreign currency, partially offset by the favorable impact of product/price mix. Excluding the impact of foreign currency, net sales for 2022 decreased 8.1% compared to 2021. Consolidated net sales for 2021 increased 13.0% compared to 2020, primarily driven by the favorable impact of product price/mix. Excluding the impact of foreign currency, net sales for 2021 increased 12.3% compared to 2020.
The chart below summarizes the balance of net sales by operating segment for 2022, 2021 and 2020, respectively.
The consolidated gross margin percentage for 2022 decreased to 15.6% compared to 20.1% in 2021, primarily driven by lower volume, cost inflation and inventory reduction actions, partially offset by favorable product price/mix. The consolidated gross margin percentage for 2021 increased to 20.1% compared to 19.7% in 2020, primarily driven by the favorable impact of product price/mix, partially offset by raw material inflation and increased marketing and technology investments.

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
On January 16, 2023, Whirlpool entered into a contribution agreement with Arçelik A.Ş (“Arcelik”) related to our European major domestic appliance business which is reported within our EMEA reportable segment. The European disposal group met the criteria for held for sale accounting during the fourth quarter of 2022. The operations of the disposal group did not meet the criteria to be presented as discontinued operations. The transaction is expected to close in the second half of 2023 and the results of European major domestic appliance business will be included in our financials until closing of the transaction. For additional information, see Note 17 to the Consolidated Financial Statements. Whirlpool will retain ownership of its EMEA KitchenAid small domestic appliance business.
The following is a discussion of results for each of our operating segments. Each of our operating segments has been impacted by COVID-19 in the areas of manufacturing operations such as a decrease in production levels resulting in production level below normal capacity. Excess capacity costs were not material for the twelve months ended December 31, 2022, 2021, or 2020. Additionally, operating segments have been impacted by disruptions in supply chains and distribution channels, among other macroeconomic impacts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
NORTH AMERICA
Net Sales Summary
Net sales for 2022 decreased 8.1% compared to 2021 primarily driven by lower volume, partially offset by favorable impact of product price/mix. Excluding the impact of foreign currency, net sales decreased 7.9% in 2022. Net sales for 2021 increased 11.4% compared to 2020 primarily driven by the favorable impact of product price/mix. Excluding the impact of foreign currency, net sales increased 10.9% in 2021.
EBIT Summary
EBIT margin for 2022 was 11.5% compared to 17.8% for 2021. EBIT decreased primarily due to lower volume and cost inflation, partially offset by the favorable impact of product/price mix. EBIT margin for 2021 was 17.8% compared to 15.7% for 2020. EBIT increased primarily due to the favorable impact of price/mix, partially offset by the unfavorable impacts of inflation and increased marketing and technology investments.
EMEA
Net Sales Summary
Net sales for 2022 decreased 20.9% compared to 2021 primarily driven by lower volume, unfavorable impact of foreign currency and divestiture of our Russia business, partially offset by product price/mix. Excluding the impact of foreign currency, net sales decreased 11.8% in 2022. Net sales for 2021 increased 15.9% compared to 2020 primarily due to higher volumes, the favorable impact of product price/mix, and foreign currency. Excluding the impact of foreign currency, net sales increased 12.5% in 2021.
EBIT Summary
EBIT margin for 2022 was (1.4)% compared to 2.0% for 2021. EBIT decreased primarily due to lower volume and cost inflation, partially offset by the favorable impacts of product/price mix. EBIT margin for 2021 was 2.0% compared to 0.0% for 2020. In 2021, EBIT increased primarily due to cost productivity, the favorable impacts of product price/mix and higher volumes, partially offset by the unfavorable impacts of raw material inflation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
LATIN AMERICA
Net Sales Summary
Net sales for 2022 decreased 1.3% compared to 2021 primarily driven by lower volume, partially offset by the favorable impact of product price/mix and the impact of foreign currency. Excluding the impact of foreign currency, net sales decreased 3.5% in 2022. Net sales for 2021 increased 22.2% compared to 2020 primarily driven by the favorable impact of product price/mix and higher volumes, partially offset by the unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales increased 25.6% in 2021.
EBIT Summary
EBIT margin for 2022 was 6.4% compared to 8.4% for 2021. EBIT margin decreased primarily due to cost inflation and lower volume, partially offset by the favorable impacts of product/price mix. EBIT margin for 2021 and 2020 was 8.4%. EBIT margin was unchanged primarily due to the favorable impact of product price/mix offset by raw material inflation, the unfavorable impact of foreign currency and unfavorable cost productivity.
ASIA
Net Sales Summary
Net sales for 2022 decreased 11.2% compared to 2021 primarily due to the divestiture of Whirlpool China and unfavorable impact of foreign currency, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales decreased 6.8% in 2022. Net sales for 2021 decreased 2.1% compared to 2020 primarily due to the divestiture of Whirlpool China, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales decreased 3.4% in 2021.
EBIT Summary
EBIT margin for 2022 was 4.9% compared to 5.4% for 2021. EBIT decreased primarily due to lower volume and cost inflation, partially offset by the favorable impact of product price/mix. EBIT margin for 2021 was 5.4% compared to (0.5)% for 2020. EBIT increased primarily due to the favorable product price/mix and the divestiture of Whirlpool China, partially offset by the unfavorable impact of raw material inflation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by operating segment:

	December 31,
Millions of dollars	2022	As a % of Net Sales	2021	As a % of Net Sales	2020	As a % of Net Sales
North America	$837	7.3%	$860	6.9%	$733	6.5%
EMEA	366	9.1	502	9.9	472	10.8
Latin America	272	8.7	261	8.3	233	9.0
Asia	124	11.3	151	12.2	218	17.2
Corporate/other	221	—	307	—	221	—
Consolidated	$1,820	9.2%	$2,081	9.5%	$1,877	9.6%
Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2022 decreased compared to 2021. The decrease is primarily driven by a reduction in employee compensation related costs, reductions in marketing spend, a gain from a sale-leaseback transaction, divestiture of businesses and benefits of prior restructuring actions. Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2021 is comparable to 2020.
Restructuring
We incurred restructuring charges of $21 million, $38 million and $288 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the full year 2023, we expect to incur less than $50 million of restructuring charges, similar to the past two years.
See Note 14 to the Consolidated Financial Statements for additional information.
Impairment of Goodwill and Other Intangibles
In the second quarter of 2022, we recorded an impairment loss of $384 million related to goodwill ($278 million) and other intangibles ($106 million) related to the EMEA reporting unit, Indesit and Hotpoint* trademarks, respectively. The primary indicators of impairment were the adverse impacts from the continuation of the Russia and Ukraine conflict resulting in economic uncertainty in the EMEA region, the divestiture of our Russia operations and other macroeconomic factors.
No material impairment charges of goodwill or other intangibles were recorded for the years ended December 31, 2021 or 2020, respectively.

See Note 6 and Note 11 to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of this Management's Discussion and Analysis for additional information.
(Gain) Loss on Sale and Disposal of Businesses
In the fourth quarter of 2022, we incurred a loss of $1,521 million related to the planned divestiture of our European major domestic appliance business. The loss includes a write-down of the net assets of $1,151 million of the disposal group to a fair value of $139 million and also includes $393 million of cumulative currency translation adjustments, $98 million release of other comprehensive loss on pension and $18 million of other transaction related costs. The net assets of the disposal group also include the EMEA trademarks, Hotpoint* and Indesit, which were impaired as part of the write-down.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
On June 27, 2022, our subsidiary Whirlpool EMEA SpA entered into a share purchase agreement with Arcelik to sell our Russian business to Arcelik for contingent consideration. On August 31, 2022, we completed the sale to Arcelik. We incurred a loss of $348 million for the twelve months ended December 31, 2022 related to the sale of the Russia business.
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
See Note 17 to the Consolidated Financial Statements for additional information.
Interest and Sundry (Income) Expense
Interest and sundry (income) expenses were $(19) million, $(159) million and $(21) million for the years ended December 31, 2022, 2021 and 2020, respectively.
Net interest and sundry income decreased $140 million in 2022 compared to 2021, primarily due to a substantial liquidation of an offshore subsidiary, resulting in a total charge of $84 million for a release of other comprehensive income on hedging and cumulative translation adjustments. The remaining decrease is primarily due to a gain of $42 million on previously held equity interest of 49% in Elica PB India recorded in the prior year.
Net interest and sundry income increased $138 million in 2021 compared to 2020, primarily due a gain of $42 million on previously held equity interest of 49% in Elica PB India in 2021 and the higher expense of pension settlements and other postretirement benefit plans in 2020.
Interest Expense
Interest expense was $190 million, $175 million and $189 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest expense increased in 2022 compared to 2021 primarily due to increase in long-term debt driven by the InSinkErator acquisition. Interest expense decreased in 2021 compared to 2020 primarily due to short-term debt reduction.
For additional information, see Note 7 to the Consolidated Financial Statements.
Income Taxes
Income tax expense was $265 million, $518 million and $382 million for the years ended December 31, 2022, 2021 and 2020, respectively. The change in tax expense in 2022 compared to 2021 is primarily due to overall lower level of earnings, partially offset by the impact of recorded impairments on the sale and disposal of businesses and goodwill which are not deductible, and increases in valuation allowances.
The increase in tax expense in 2021 compared to 2020 is primarily due to higher earnings and related tax expense, audits and settlements, partially offset by legal entity restructuring tax benefits.
See Note 15 to the Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
FORWARD-LOOKING PERSPECTIVE
Based on internal projections for the industry and broader economy, we currently estimate earnings per diluted share and industry demand for 2023 to be within the following ranges:

	2023
	Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31	$16.00	—	$18.00

Industry demand
North America	(6)%	—	(4)%
EMEA	(6)%	—	(4)%
Latin America	(3)%	—	(1)%
Asia	2%	—	4%
For the full-year 2023, we have incorporated our latest expectations of the following key trends in our guidance: subdued demand with gradual improvement throughout the year, strong net cost takeout actions delivering $500 million benefit, as well as raw material inflation tailwinds combined for $800-$900 million cost benefits. Our anticipated tax rate is between 14% and 16%. Additionally, we expect to generate cash from operating activities of approximately $1.4 billion and free cash flow of approximately $800 million, including restructuring cash outlays of approximately $25 million and, with respect to free cash flow, capital expenditures of approximately $600 million.
The table below reconciles projected 2023 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. For 2023 we define free cash flow as cash provided by operating activities less capital expenditures. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of Management's Discussion and Analysis.

2023
Millions of dollars	Current Outlook
Cash provided by (used in) operating activities(1)	~$1,400
Capital expenditures	~(600)
Free cash flow	~$800
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
Management believes that free cash flow and adjusted free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. The Company provides free cash flow and adjusted free cash flow related metrics, such as free cash flow and adjusted free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow and adjusted free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control. Whirlpool does not provide a non-GAAP reconciliation for its other forward looking long-term value creation and other goals, such as organic net sales, EBIT, and gross debt/Ongoing EBITDA, as such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the company’s control.
We believe that these non-GAAP measures provide meaningful information to assist investors and stockholders in understanding our financial results and assessing our prospects for future performance, and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP financial measures, provide a more complete understanding of our business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for reported net earnings (loss) available to Whirlpool, net sales, net earnings (loss) as a percentage of net sales (net earnings margin), net earnings (loss) per diluted share and cash provided by (used in) operating activities, the most directly comparable GAAP financial measures. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Twelve Months Ended December 31,
	2022	2021	2020
Net earnings (loss) available to Whirlpool (1)	$(1,519)	$1,783	$1,075
Net earnings (loss) available to noncontrolling interests	8	23	(10)
Income tax expense	265	518	382
Interest expense	190	175	189
Earnings before interest & taxes	$(1,056)	$2,499	$1,636
Restructuring expense (a)	—	38	288
Impairment of goodwill, intangibles and other assets (b)	396	—	—
Impact of M&A transactions (c)	1,936	(107)	(7)
Substantial liquidation of subsidiary (d)	84	—	—
(Gain) loss on previously held equity interest(e)	—	(42)	—
Product warranty and liability (income) expense (f)	—	(9)	(30)
Corrective action recovery(g)	—	—	(14)
Sale-leaseback, real estate and receivable adjustments(h)	—	—	(113)
Ongoing EBIT(2)	$1,360	$2,379	$1,760
(1)Net earnings margin is approximately (7.7)%, 8.1% and 5.5% for the twelve months ended December 31, 2022, 2021 and 2020, respectively, and is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the twelve months ended December 31, 2022, 2021 and 2020, respectively.
(2)Ongoing EBIT margin is approximately 6.9%, 10.8% and 9.0% for the twelve months ended December 31, 2022, 2021 and 2020, respectively. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

Ongoing Earnings Per Diluted Share Reconciliation:	Twelve Months Ended December 31,
	2022	2021
Earnings per diluted share	$(27.18)	$28.36
Restructuring expense(a)	—	0.61
Impairment of goodwill and other intangibles(b)	7.08	—
Impact of M&A transactions(c)	34.63	(1.69)
Substantial liquidation of subsidiary(d)	1.51	—
(Gain) loss on previously held equity interest(e)	—	(0.50)
Product warranty and liability (income) expense(f)	—	(0.14)
Income tax impact	(1.89)	0.41
Normalized tax rate adjustment(i)	5.69	(0.46)
Share count adjustment(j)	(0.20)	—
Ongoing earnings per diluted share	$19.64	$26.59

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Throughout 2021 and comparable periods, the Company defined adjusted free cash flow as cash provided by (used in) operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. Starting in 2022, the Company presents free cash flow which is cash provided by (used in) operating activities less capital expenditures. Adjusted free cash flow of $1,963 million and $1,246 million in 2021 and 2020 has been restated to $1,651 million and $1,091 million free cash flow measure, respectively, to conform with current year presentation.

Free Cash Flow (FCF) Reconciliation: in millions	Twelve Months Ended December 31,
	2022	2021	2020
		as adjusted	as adjusted
Cash provided by (used in) operating activities	$1,390	$2,176	$1,500
Capital expenditures	(570)	(525)	(410)
Free cash flow	$820	$1,651	$1,090

Cash provided by (used in) investing activities	$(3,568)	$(660)	$(237)
Cash provided by (used in) financing activities	$1,206	$(1,339)	$(253)

Adjusted Free Cash Flow (FCF) Reconciliation: in millions	Twelve Months Ended December 31,
	2021	2020
Cash provided by (used in) operating activities	$2,176	$1,500
Capital Expenditures	(525)	(410)
Proceeds from sale of assets and business	302	166
Change in restricted cash	10	(10)
Adjusted free cash flow	$1,963	$1,246

Cash provided by (used in) investing activities	$(660)	$(237)
Cash provided by (used in) financings activities	$(1,339)	$(253)
Footnotes
(a) RESTRUCTURING COSTS - In 2022, and moving forward, we will only exclude restructuring actions greater than $50 million from our ongoing results. In 2021, these costs were primarily related to actions that right-size and reduce the fixed cost structure of our EMEA business and other centralized functions. In 2020, these costs were primarily related to actions that right-size and reduce the fixed cost structure of our global business, attributable primarily to the macroeconomic uncertainties caused by COVID-19. This includes costs of approximately $100 million related to restructuring in the United States and approximately $188 million related to restructuring outside of the United States, including the exit of our Naples, Italy facility.
(b) IMPAIRMENT OF GOODWILL, INTANGIBLES AND OTHER ASSETS - During the second quarter of 2022, the carrying value of the EMEA reporting unit and Indesit and Hotpoint* trademarks exceeded their fair values resulting in an impairment charge of $384 million which is recorded within Impairment of goodwill and other intangibles. Additionally, during the fourth quarter of 2022 we recognized an impairment charge of $12M related to equity method investment in Brazil which is recorded within Equity method investment income (loss), net of tax.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
(c) IMPACT OF M&A TRANSACTIONS - On January 16, 2023, we signed a contribution agreement to contribute our European major domestic appliance business into a newly formed entity with Arçelik. In connection with the transaction, the Company recorded a non-cash loss on disposal of $1,521 million in the fourth-quarter of 2022. The loss includes a write-down of the net assets of $1,151 million of the disposal group to a fair value of $139 million and also includes $393 million of cumulative currency translation adjustments, $98 million release of other comprehensive loss on pension and $18 million of other transaction related costs. Whirlpool’s European major domestic appliance business met the criteria for held-for-sale accounting during the fourth-quarter of 2022 and will be included in the Company’s results until closing of the transaction.
During the second quarter of 2022, we entered into an agreement to sell our Russia business. We classified this disposal group as held for sale and recorded an impairment loss of $346 million for the write-down of the assets to their fair value. During the third quarter of 2022, the loss from disposal was adjusted by an immaterial amount resulting in a final loss amount of $348 million for the twelve months ended December 31, 2022.
Additionally, during the fourth-quarter 2022, we incurred unique transaction related costs of $25 million related to portfolio transformation for a total of $67 million for the twelve months ended December 31, 2022. These transaction costs are recorded in Selling, General and Administrative expenses on our Consolidated Statements of Income (Loss).
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
The net impact realized for gain on sale and disposal of Turkey and China businesses included in the income statement for the twelve months ended December 31, 2021 is $105 million.
(d) SUBSTANTIAL LIQUIDATION OF SUBSIDIARY - During the fourth quarter of 2022, the Company liquidated an offshore subsidiary and recorded a one-time charge of $84 million for a release of the other comprehensive income on hedging and cumulative translation adjustments.
(e) (GAIN) LOSS ON PREVIOUSLY HELD EQUITY INTEREST - During the third quarter of 2021, Whirlpool Corporation acquired an additional 38% equity interest in Elica PB India Private Limited (Elica PB India) for $57 million, which resulted in a controlling equity ownership of approximately 87%. The previously held equity interest of 49% in Elica PB India was remeasured at fair value of $74 million on the acquisition date, which resulted in a gain of $42 million. This gain was recorded within Interest & sundry (income) expense during the third quarter. The earnings per diluted share impact is calculated net of minority interest.
(f) PRODUCT WARRANTY AND LIABILITY (INCOME) EXPENSE - During the fourth quarter of 2020, the Company released an accrual of approximately $30 million related to an EMEA-produced washer recall campaign. During the fourth quarter of 2021, the Company further released an accrual of approximately $9 million. These adjustments were made based on our revised expectations regarding future period cash expenditures for the campaign.
(g) CORRECTIVE ACTION RECOVERY - The Company recorded a benefit of $13 million in the third quarter of 2020 and $1 million in the fourth quarter of 2020 related to a vendor recovery in our EMEA-produced washer corrective action.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
(h) SALE-LEASEBACK, REAL ESTATE AND RECEIVABLE ADJUSTMENTS - In the fourth quarter of 2020, the Company sold and leased back a group of properties for net proceeds of approximately $139 million. The transaction met the requirements for sale leaseback accounting. In the fourth quarter of 2020, the Company recorded the sale of the properties, which resulted in a pre-tax gain of approximately $113 million.
(i) NORMALIZED TAX RATE ADJUSTMENT - During the full-year of 2021, the Company calculated ongoing earnings per share using an adjusted tax rate of 23.5%. During the full-year of 2022, the Company calculated ongoing earnings per share using an adjusted tax rate of 4.4%, which excludes the impacts of the non-tax deductible loss on sale of the Russia business of $348 million and impairment of goodwill of $278 million recorded in the second quarter of 2022, along with the impact of M&A transactions of approximately $1.5 billion recorded in the fourth quarter of 2022.
(j) NORMALIZED SHARE COUNT ADJUSTMENT - As a result of our current period GAAP earnings loss, the impact of antidilutive shares was excluded from the loss per share calculation on a GAAP basis. The share count adjustment used in the calculation of the full-year ongoing earnings per diluted share includes basic shares outstanding of 55.9 million plus the impact of antidilutive shares of 0.6 million which were excluded on a GAAP basis.
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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, and returns to shareholders. We also have $248 million of term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation or cash on hand.
The Company had cash and cash equivalents of approximately $2.0 billion at December 31, 2022, of which 64% was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At December 31, 2022, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States, Brazil, Mexico, Switzerland and India which represented 4.1%, 1.7%, 1.3%, 1.3% and 1.2%, respectively. In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil, which represented 1.3%. We continue to monitor general financial instability and uncertainty globally.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At December 31, 2022, we had $4 million of notes payable outstanding. See Note 7 to the Consolidated Financial Statements for additional information.
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
Sources and Uses of Cash
We met our cash needs during 2022 through cash flows from operations, cash and cash equivalents, and financing arrangements. Our cash, cash equivalents and restricted cash at December 31, 2022 decreased $1,086 million compared to the same period in 2021.
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented. Significant drivers of changes in our cash and cash equivalents balance during 2022 are discussed below:
Cash Flow Summary

Millions of dollars	2022	2021	2020
Cash provided by (used in):
Operating activities	$1,390	$2,176	$1,500
Investing activities	(3,568)	(660)	(237)
Financing activities	1,206	(1,339)	(253)
Effect of exchange rate changes	(20)	(67)	(28)
Less: decrease in cash classified as held for sale	(94)	—	—
Net increase in cash, cash equivalents and restricted cash	$(1,086)	$110	$982
Cash Flows from Operating Activities
Cash provided by operating activities in 2022 decreased compared to 2021. The decrease was primarily driven by reduced cash earnings partially offset by the favorable cash impact of improved working capital and hedge settlements in the current period.
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
Cash Flows from Investing Activities
The increase in cash used in investing activities during 2022 primarily reflects the $3 billion cash outflow for the purchase of InSinkErator business.
The increase in cash provided by investing activities during 2021 primarily reflects the cash impacts from the divestiture of Whirlpool China (approximately $341 million) and our Turkey manufacturing subsidiary (approximately $52 million) as well as an increase in capital expenditures (approximately $115 million).
Cash Flows from Financing Activities
The increase in cash provided by financing activities during 2022 primarily reflects the proceeds ($2.5 billion) from borrowings of long-term debt related to InSinkErator acquisition.
The increase in cash used in financing activities during 2021 primarily reflects lower debt issuance proceeds (approximately $733 million) along with higher share repurchases (approximately $920 million) partially offset by lower repayments of long-term debt (increase of approximately $273 million) net effect of reduced short-term debt (increase of approximately $330 million).
Dividends paid in financing activities were $390 million, $338 million, and $311 million during 2022, 2021 and 2020, respectively.
Financing Arrangements
The Company had total committed credit facilities of approximately $6.2 billion and $3.7 billion at December 31, 2022 and 2021, respectively. The facilities are geographically diverse and reflect the Company's global operations. The Company believes these facilities are sufficient to support its global operations. We had $2.5 billion drawn on the committed credit facilities at December 31, 2022 which were used to fund the InSinkErator acquisition in the fourth quarter of 2022. We had no borrowings outstanding under the committed credit facilities at December 31, 2021.
See Note 7 to the Consolidated Financial Statements for additional information.
Other material obligations include off-balance sheet arrangements arising in the normal course of business. They primarily consist of agreements we enter into with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At December 31, 2022 and 2021, we had approximately $401 million and $294 million outstanding under these agreements, respectively.
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
Pension and Other Postretirement Benefits
Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee's expected period of employment. The determination of our obligation and expense for these costs requires the use of certain assumptions. Those key assumptions include the discount rate, expected long-term rate of return on plan assets, life expectancy, and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds and stock, and medical cost inflation. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and accrued liability in such future periods. While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and related future expense.
Our pension and other postretirement benefit obligations at December 31, 2022 and preliminary retirement benefit costs for 2023 were prepared using the assumptions that were determined as of December 31, 2022. The following table summarizes the sensitivity of our December 31, 2022 retirement obligations and 2023 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2023 Expense	PBO/APBO(1) for 2022
United States Pension Plans
Discount rate	+/-50bps	1/(1)	(89)/97
Expected long-term rate of return on plan assets	+/-50bps	(12)/12	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	0/0	(3)/4
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
At December 31, 2022 and 2021, we had total deferred tax assets of $2.6 billion and $3.0 billion, respectively, net of valuation allowances of $412 million and $195 million, respectively. The Company has established tax planning strategies and transfer pricing policies to provide sufficient future taxable income to realize these deferred tax assets. Our income tax expense has fluctuated considerably over the last five years. The tax expense has been influenced primarily by foreign tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors, including business profitability, tax planning strategies, and enacted tax laws.
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
Warranty Obligations
The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and represents our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. For the year ended December 31, 2022 and 2021, warranty expense as a percentage of consolidated net sales approximated 1.4% and 1.5%, respectively. For additional information about warranty obligations, see Note 8 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Goodwill and Indefinite-Lived Intangibles
Certain business acquisitions have resulted in the recording of goodwill and trademark assets which are not amortized. At December 31, 2022 and 2021, we had goodwill of approximately $3.3 billion and $2.5 billion, respectively. The increase in goodwill in 2022 was driven by the InSinkErator acquisition in the fourth quarter of 2022, partially offset by full impairment of EMEA goodwill in the second quarter of 2022. We have trademark assets with a carrying value of approximately $3.0 billion and $1.9 billion at December 31, 2022 and 2021, respectively. The trademark assets increase in 2022 was driven by the InSinkErator acquisition, partially offset by EMEA trademarks that were partially impaired in the second quarter of 2022 and subsequently classified as held for sale in the fourth quarter of 2022.
The InSinkErator acquisition has been accounted for as a business combination under the acquisition method of accounting. On the acquisition date, we recognized the separately identifiable intangible assets based on the preliminary purchase price allocation. The excess of the consideration transferred over the fair values assigned to the net identifiable assets and liabilities of the acquired business was recognized as goodwill. For additional information, see Notes 11 and 17 to the Consolidated Financial Statements.
We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets as of October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. We consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.
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
For our annual impairment assessment as of October 1, 2022, the Company performed a qualitative impairment assessment for goodwill and elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain brand trademarks. The Company elected to perform a qualitative assessment on the other indefinite-lived intangible assets noting no events that indicated that the fair value was less than the carrying value that would require a quantitative impairment assessment.
Goodwill Valuations
In 2022, we evaluated goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, a goodwill impairment test is performed to identify potential impairment. The goodwill impairment test compares a reporting unit’s fair value to its carrying amount. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, then a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Otherwise, we conclude that no impairment is indicated and and no further testing is required. If the fair value of the reporting unit exceeds its carrying amount, no impairment loss is measured.
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
The estimates of future cash flows used in determining the fair value of intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management's estimates due to changes in business conditions, operating performance and economic conditions. In performing the quantitative assessment on these assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.
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
Maytag trademark
Our Maytag trademark is at risk at December 31, 2022. The fair value of the Maytag trademark exceeded its carrying value of $1,021 million by approximately 6%. We expect future fiscal year revenues for this brand to improve as we recover from temporary volume loss and continue to execute our brand leadership strategy and benefit from our new product investments.
A 10% reduction of forecasted Maytag revenues would result in an impairment charge of approximately $49 million.
We determined a royalty rate of 4% for the Maytag trademark, noting that a 50 basis point reduction of the royalty rate would result in an impairment charge of approximately $75 million.
We determined a discount rate of 10.25% for Maytag, noting that a 50 basis point increase in the discount rate would result in an impairment charge of approximately $9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
JennAir trademark
Our JennAir trademark is at risk at December 31, 2022. The fair value of the JennAir trademark exceeded its carrying value of $304 million by approximately 8%.
A 10% reduction of forecasted JennAir revenues would result in an impairment charge of approximately $9 million.
We determined a royalty rate of 6% for JennAir, noting that a 50 basis point reduction of the royalty rate would result in an impairment charge of approximately $3 million.
We determined a discount rate of 11.25% for JennAir, noting that a 50 basis point increase in the discount rate would reduce the fair value of the trademark to breakeven with its carrying value.
Other indefinite-lived intangible assets
Based on our quantitative impairment assessment as of May 31, 2022, the carrying values of the Hotpoint* and Indesit trademarks exceeded their fair values by $36 million and $70 million, respectively, and we recorded intangible impairment charges for these amounts during the second quarter of 2022. The remaining carrying values of the Hotpoint* and Indesit trademarks were included in the European major domestic appliance disposal group which was classified as held for sale in the fourth quarter of 2022.
The fair values of all other trademarks exceeded their carrying values by an amount sufficient to not be deemed "at risk". There were no other impairments of indefinite-lived intangible assets in 2022 or 2021.
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
Antidumping and Safeguard Petition
As previously reported, Whirlpool filed petitions in 2011 and 2015 alleging that Samsung, LG and Electrolux violated U.S. and international trade laws by dumping large residential washers into the U.S. Those petitions resulted in orders imposing antidumping duties on certain large residential washers imported from South Korea, Mexico, and China, and countervailing duties on certain large residential washers from South Korea. In March 2019, the order covering certain large residential washers from Mexico was extended for an additional five years, while the order covering certain large residential washers from South Korea was revoked. In August 2022, the order covering certain large residential washers from China was extended for an additional five years. The order is subject to administrative reviews, possible appeals, and other potential modifications.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Whirlpool also filed a safeguard petition in May 2017 to address our concerns that Samsung and LG were evading U.S. trade laws by moving production from countries covered by antidumping orders. A safeguard remedy went into effect in February 2018, implementing tariffs on finished large residential washers and certain covered parts for three years. The remedy expired in accordance with its terms and as scheduled in February 2023.
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, including the conflict in Ukraine and related sanctions, COVID-related shutdowns and government actions in China, we expect to continue to be impacted by the following factors: a global shortage of certain components, such as semiconductors, a strain on raw material and input cost inflation, all of which began easing towards the end of 2022, but are expected to continue throughout the first half of 2023. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period. In addition, we are pursuing a business interruption insurance claim related to the 2021 Texas freeze, amounts related to which could be a material gain in a future period.

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring expectations, productivity, raw material prices and related costs, supply chain, transaction-related closing and synergies expectations, asset impairment, litigation, ESG efforts, and the impact of COVID-19 and the Russia/Ukraine conflict on our operations. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business objectives and leverage its global operating platform, and accelerate the rate of innovation; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past acquisitions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) COVID-19 pandemic-related business disruptions and economic uncertainty; (10) Whirlpool's ability to navigate risks associated with our presence in emerging markets; (11) risks related to our international operations, including changes in foreign regulations; (12) Whirlpool's ability to respond to unanticipated social, political and/or economic events; (13) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (14) product liability and product recall costs; (15) our ability to attract, develop and retain executives and other qualified employees; (16) the impact of labor relations; (17) fluctuations in the cost of key materials (including steel, resins, base metals) and components and the ability of Whirlpool to offset cost increases; (18) Whirlpool's ability to manage foreign currency fluctuations; (19) impacts from goodwill impairment and related charges; (20) triggering events or circumstances impacting the carrying value of our long-lived assets; (21) inventory and other asset risk; (22) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (23) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (24) the effects and costs of governmental investigations or related actions by third parties; (25) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, and taxes and tariffs; (26) Whirlpool's ability to respond to the impact of climate change and climate change regulation; and (27) the uncertain global economy and changes in economic conditions which affect demand for our products.

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
We use foreign currency forward contracts, currency options, currency swaps and cross-currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. At December 31, 2022 and 2021, our most significant foreign currency exposures related to the Brazilian Real, Canadian Dollar and British Pound. We may also use forward or option contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. These foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2022, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $258 million or loss of approximately $267 million, respectively. Consistent with the use of these contracts to mitigate the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into interest rate swap and cross-currency swap agreements to manage our exposure to interest rate risk from probable long-term debt issuances or cross-currency debt. At December 31, 2022, a 100 basis point increase or decrease in interest rates would have resulted in an incremental unrealized gain of approximately $4 million or unrealized loss of approximately $5 million, respectively, related to these contracts.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. At December 31, 2022, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $18 million, respectively, related to these contracts.
There is no material change to market risk exposure other than foreign exchange, which is attributable to a change in the size of the derivative portfolio year over year. For additional information, see Note 10 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of independent Registered Public Accounting Firm (PCAOB ID: 42)	135

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Year Ended December 31,
(Millions of dollars, except per share data)

	2022	2021	2020
Net sales	$19,724	$21,985	$19,456
Expenses
Cost of products sold	16,651	17,576	15,614
Gross margin	3,073	4,409	3,842
Selling, general and administrative	1,820	2,081	1,877
Intangible amortization	35	47	62
Restructuring costs	21	38	288
Impairment of goodwill and other intangibles	384	—	7
(Gain) loss on sale and disposal of businesses	1,869	(105)	(7)
Operating profit (loss)	(1,056)	2,348	1,615
Other (income) expense
Interest and sundry (income) expense	(19)	(159)	(21)
Interest expense	190	175	189
Earnings (loss) before income taxes	(1,227)	2,332	1,447
Income tax expense (benefit)	265	518	382
Equity method investment income (loss), net of tax	(19)	(8)	—
Net earnings (loss)	(1,511)	1,806	1,065
Less: Net earnings (loss) available to noncontrolling interests	8	23	(10)
Net earnings (loss) available to Whirlpool	$(1,519)	$1,783	$1,075
Per share of common stock
Basic net earnings available to Whirlpool	$(27.18)	$28.73	$17.15
Diluted net earnings available to Whirlpool	$(27.18)	$28.36	$16.98
Weighted-average shares outstanding (in millions)
Basic	55.9	62.1	62.7
Diluted	55.9	62.9	63.3
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31,
(Millions of dollars)

	2022	2021	2020
Net earnings (loss)	$(1,511)	$1,806	$1,065

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	280	364	(385)
Derivative instruments:
Net gain (loss) arising during period	119	282	(43)
Less: reclassification adjustment for gain (loss) included in net earnings (loss)	93	255	(126)
Derivative instruments, net	26	27	83
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	5	—	156
Net gain (loss) arising during period	(54)	56	(78)
Less: amortization of prior service credit (cost) and actuarial (loss)	(22)	(48)	(93)
Defined benefit pension and postretirement plans, net	(27)	104	171
Other comprehensive income (loss), before tax	279	495	(131)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(12)	(41)	(60)
Other comprehensive income (loss), net of tax	$267	$454	$(191)

Comprehensive income (loss)	$(1,244)	$2,260	$874
Less: comprehensive income (loss), available to noncontrolling interests	8	23	(8)
Comprehensive income (loss) available to Whirlpool	$(1,252)	$2,237	$882
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars)

	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,958	$3,044
Accounts receivable, net of allowance of $49 and $98, respectively	1,555	3,100
Inventories	2,089	2,717
Prepaid and other current assets	653	834
Assets held for sale	139	—
Total current assets	6,394	9,695
Property, net of accumulated depreciation of $4,808 and $6,619, respectively	2,102	2,805
Right of use assets	691	946
Goodwill	3,314	2,485
Other intangibles, net of accumulated amortization of $400 and $522, respectively	3,164	1,981
Deferred income taxes	1,063	1,920
Other noncurrent assets	396	453
Total assets	$17,124	$20,285
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,376	$5,413
Accrued expenses	481	609
Accrued advertising and promotions	623	854
Employee compensation	159	576
Notes payable	4	10
Current maturities of long-term debt	248	298
Other current liabilities	550	750
Liabilities held for sale	490	—
Total current liabilities	5,931	8,510
Noncurrent liabilities
Long-term debt	7,363	4,929
Pension benefits	184	378
Postretirement benefits	96	142
Lease liabilities	584	794
Other noncurrent liabilities	460	519
Total noncurrent liabilities	8,687	6,762
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 114 million shares issued, respectively, and 54 million and 59 million shares outstanding, respectively	114	114
Additional paid-in capital	3,061	3,025
Retained earnings	8,261	10,170
Accumulated other comprehensive loss	(2,090)	(2,357)
Treasury stock, 60 million and 55 million shares, respectively	(7,010)	(6,106)
Total Whirlpool stockholders' equity	2,336	4,846
Noncontrolling interests	170	167
Total stockholders' equity	2,506	5,013
Total liabilities and stockholders' equity	$17,124	$20,285
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2022	2021	2020
Operating activities
Net earnings (loss)	$(1,511)	$1,806	$1,065
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	475	494	568
Impairment of goodwill and other intangibles	384	—	7
(Gain) loss on sale and disposal of businesses	1,869	(105)	(7)
(Gain) loss on previously held equity interest	—	(42)	—
Changes in assets and liabilities:
Accounts receivable	854	(232)	(940)
Inventories	(49)	(648)	249
Accounts payable	(612)	949	341
Accrued advertising and promotions	(51)	70	(123)
Accrued expenses and current liabilities	113	125	(287)
Taxes deferred and payable, net	18	130	154
Accrued pension and postretirement benefits	(105)	(116)	(30)
Employee compensation	(288)	16	303
Other	293	(271)	200
Cash provided by (used in) operating activities	1,390	2,176	1,500
Investing activities
Capital expenditures	(570)	(525)	(410)
Proceeds from sale of assets and businesses	77	302	166
Acquisition of businesses, net of cash acquired	(3,000)	(46)	—
Cash held by divested businesses	(75)	(393)	—
Other	—	2	7
Cash provided by (used in) investing activities	(3,568)	(660)	(237)
Financing activities
Net proceeds from borrowings of long-term debt	2,800	300	1,033
Net proceeds (repayments) of long-term debt	(300)	(300)	(569)
Net proceeds (repayments) from short-term borrowings	(4)	(1)	(330)
Dividends paid	(390)	(338)	(311)
Repurchase of common stock	(903)	(1,041)	(121)
Common stock issued	3	76	44
Other	—	(35)	1
Cash provided by (used in) financing activities	1,206	(1,339)	(253)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(67)	(28)
Less: decrease in cash classified as held for sale	(94)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	(1,086)	110	982
Cash, cash equivalents and restricted cash at beginning of year	3,044	2,934	1,952
Cash, cash equivalents and restricted cash at end of period	$1,958	$3,044	$2,934
Supplemental disclosure of cash flow information
Cash paid for interest	$161	$169	$193
Cash paid for income taxes	$247	$388	$229
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Year ended December 31,
(Millions of dollars)

	Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid-In-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2019	$4,210	$7,962	$(2,618)	$(2,169)	$112	$923
Comprehensive income
Net earnings (loss)	1,065	1,075	—	—	—	(10)
Other comprehensive income (loss)	(191)	—	(193)	—	—	2
Comprehensive income	874	1,075	(193)	—	—	(8)
Stock issued (repurchased)	28	—	—	27	1	—
Dividends declared	(317)	(312)	—	—	—	(5)
Balances, December 31, 2020	4,795	8,725	(2,811)	(2,142)	113	910
Comprehensive income
Net earnings (loss)	1,806	1,783	—	—	—	23
Other comprehensive income (loss)	454	—	454	—	—	—
Comprehensive income	2,260	1,783	454	—	—	23
Stock issued (repurchased)	(938)	—	—	(939)	1	—
Dividends declared	(340)	(338)	—	—	—	(2)
Acquisitions and Divestitures	(764)	—	—	—	—	(764)
Balances, December 31, 2021	5,013	10,170	(2,357)	(3,081)	114	167
Comprehensive income
Net earnings	(1,511)	(1,519)	—	—	—	8
Other comprehensive income (loss)	267	—	267	—	—	—
Comprehensive income	(1,244)	(1,519)	267	—	—	8
Stock issued (repurchased)	(868)	—	—	(868)	—	—
Dividends declared	(395)	(390)	—	—	—	(5)
Acquisitions and divestitures	—	—	—	—	—	—
Balances, December 31, 2022	$2,506	$8,261	$(2,090)	$(3,949)	$114	$170
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)    SIGNIFICANT ACCOUNTING POLICIES
General Information
Whirlpool Corporation, a Delaware corporation, manufactures products in 10 countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, Bauknecht, JennAir, Indesit, InSinkErator, Yummly and Hotpoint*. We conduct our business through four operating segments, which we define based on geography. Whirlpool Corporation's operating and reportable segments consist of North America; Europe, Middle East and Africa ("EMEA"); Latin America and Asia.
On January 16, 2023, Whirlpool entered into a contribution agreement with Arçelik A.Ş (“Arcelik”) in alignment with Whirlpool’s portfolio transformation. Under the terms of the agreement, Whirlpool will contribute its European major domestic appliance business, and Arcelik will contribute its major domestic appliance, consumer electronics, air conditioning, and small domestic appliance businesses into the newly formed entity of which Whirlpool will own 25% and Arcelik 75%, subject to an adjustment mechanism based on certain financial matters. Separately, Whirlpool agreed in principle to the sale of Whirlpool’s Middle East and Africa business to Arcelik. These transactions are collectively referred to as the European major domestic appliance business which was classified as held for sale in the fourth quarter of 2022. Whirlpool will retain ownership of its EMEA KitchenAid small domestic appliance business.
The transaction is expected to close in the second half of 2023 and includes Whirlpool’s nine production sites located in Italy, Poland, Slovakia, and the UK, as well as Arçelik’s two production facilities in Romania. For additional information, see Note 17 to the Consolidated Financial Statements.
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
On June 27, 2022, our subsidiary Whirlpool EMEA SpA entered into a share purchase agreement with Arçelik A.Ş. (“Arcelik”) to sell our Russian business to Arcelik for contingent consideration. The sale of the Russian business was completed on August 31, 2022. For additional information, see Note 17 to the Consolidated Financial Statements.
Furthermore, COVID-19 and subsequent macroeconomic volatility, including supply chain disruptions, continue to impact countries across the world, and the duration and severity of the effects are currently unknown. The pandemic has impacted the Company and could materially impact our financial results in the future.
*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Consolidated Financial Statements presented herein reflect estimates and assumptions made by management at December 31, 2022 and for the twelve months ended December 31, 2022.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after February 10, 2023, including those resulting from the impacts of COVID-19 as well as the ongoing conflict in Ukraine or other macroeconomic factors, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and JennAir trademarks are at risk at December 31, 2022. The goodwill in any of our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively effect revenues for the Maytag and JennAir trademarks, but we remain committed to the strategic actions necessary to realize the long-term forecasted revenues and profitability of these trademarks.
A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance for our Maytag and JennAir trademarks, among other factors, as a result of the COVID-19 pandemic, other macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
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
Use of Estimates
We are required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. The most significant assumptions are estimates in determining the fair value of goodwill and indefinite-lived intangible assets, assets held for sale, legal contingencies, income taxes and pension and other postretirement benefits. Actual results could differ materially from those estimates.
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
Certain arrangements include servicing of transferred receivables by Whirlpool. The amount of cash proceeds received under these arrangements was $80 million for the twelve months ended December 31, 2022. The amount of cash proceeds received was immaterial for the twelve months ended December 31, 2021. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset was $80 million as of December 31, 2022. These amounts were not material as of December 31, 2021, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Certain investments are valued based on net asset value (NAV), which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments. We had Level 3 assets at December 31, 2022 and 2021 that included pension plan assets disclosed in Note 9 to the Consolidated Financial Statements. We had no Level 3 liabilities at December 31, 2022 and 2021, respectively.
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
Property
Property is stated at cost, net of accumulated depreciation. For production machinery and equipment, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method. For certain acquired production assets, we depreciate costs based on the straight-line method.
Property, plant and equipment with a net book value of $822 million associated with our European major domestic appliance business has been classified as assets held for sale in the fourth quarter of 2022. Property, plant and equipment with a net book value of $141 million associated with our Russian business has been removed as part of the deconsolidation of the Russian operations in the third quarter of 2022. For additional information, see Notes 11 and 17 to the Consolidated Financial Statements.
Property, plant and equipment and related accumulated depreciation of all divested businesses have been removed. For additional information, see Note 17 to the Consolidated Financial Statements.
Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income (Loss), was $440 million, $447 million and $506 million in 2022, 2021 and 2020, respectively. Depreciation of our European major domestic appliance business has been suspended from December 2022 onwards due to the disposal group being classified as held for sale and measured at fair value less cost to sell.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes our property at December 31, 2022 and 2021:

Millions of dollars	2022	2021	Estimated Useful Life
Land	$32	$84	n/a
Buildings	862	1,249	10 to 50 years
Machinery and equipment	6,016	8,091	3 to 20 years
Accumulated depreciation	(4,808)	(6,619)
Property plant and equipment, net	$2,102	$2,805
We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income (Loss).
During the twelve months ended December 31, 2022, we disposed of buildings, machinery and equipment with a net book value of $25 million, compared to $17 million in prior year. The net gain on the disposals is $54 million for the twelve months ended December 31, 2022 and was primarily driven by a sale-leaseback transaction. The net gain on the disposals was not material for the same period of 2021.
We record impairment losses on long-lived assets, excluding goodwill and indefinite-lived intangibles, when events and circumstances indicate the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than their carrying amounts.
Excluding assets held for sale, there were no significant impairments recorded during 2022, 2021 and 2020, respectively. For additional information, see Notes 11 and 17 to the Consolidated Financial Statements.
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
Goodwill

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
We have four reporting units for which we assess for impairment which also represent our operating segments and are defined as North America; Europe, Middle East and Africa; Latin America and Asia. The goodwill in any of our reporting units are not presently at risk for future impairment and a qualitative annual impairment assessment was performed in 2022. We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount, including goodwill.
When the qualitative assessment is not utilized and a quantitative test is performed, we estimate each reporting unit's fair value using the best information available to us, including market information and discounted cash flow projections, also referred to as the income approach. The income approach uses the reporting unit's projections of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. Additionally, we validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach.
The goodwill impairment test compares a reporting unit’s fair value to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment loss is measured. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, then a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.
For additional information, see Notes 6 and 11 to the Consolidated Financial Statements.
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
For additional information, see Notes 6 and 11 to the Consolidated Financial Statements.
Supply Chain Financing Arrangements
The Company has ongoing agreements globally with various third-parties to allow certain suppliers the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions.
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Balance Sheets. At December 31, 2022, approximately $1.1 billion have been issued to participating financial institutions of which $368 million of the balance issued is related to our European major domestic appliance business which has been classified as held for sale in the fourth quarter of 2022. For additional information see Note 17 to the Consolidated Financial Statements. At December 31, 2021, approximately $1.4 billion have been issued to participating financial institutions.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Research and Development Costs
Research and development costs are charged to expense and totaled $465 million, $485 million and $455 million in 2022, 2021 and 2020, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $329 million, $345 million and $273 million in 2022, 2021 and 2020, respectively.
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
Acquisitions
We include the results of operations of the businesses in which we acquire a controlling financial interest in our Consolidated Financial Statements beginning as of the acquisition date. On the acquisition date, we recognize, separate from goodwill, the assets acquired, including separately identifiable intangible assets, and the liabilities assumed based on the preliminary purchase price allocation. The excess of the consideration transferred over the fair values assigned to the net identifiable assets and liabilities of the acquired business is recognized as goodwill. Transaction costs are recognized separately from the acquisition and are expensed as incurred.
We may adjust preliminary amounts recognized at the acquisition date to their subsequently determined acquisition-date fair values during the measurement period which is twelve months from acquisition date.
For additional information, see Note 17 to the Consolidated Financial Statements.
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
The following tables summarize balances and transactions with Whirlpool China and its subsidiaries during the periods presented.

Millions of dollars		December 31, 2022	December 31, 2021
Other noncurrent assets	Carrying value of equity interest	$201	$206
Accounts payable	Outstanding amounts due	$75	$137

	Twelve Months Ended December 31,
Millions of dollars	2022	2021
Purchases from Whirlpool China	$376	$290
The licensing revenue and outstanding accounts receivable from Whirlpool China and its subsidiaries are not material for the periods presented.
The Company’s share of the results of equity method investments and elimination of intra-entity results are included in the Equity method investment income (loss), net of tax in the Consolidated Statements of Income (Loss) and Other noncurrent assets in the Consolidated Balance Sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The market value of our 20% investment in Whirlpool China, based on the quoted market price, is $151 million as of December 31, 2022. Management has concluded that there are no indicators for an other-than-temporary impairment.
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
Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $31 million as of December 31, 2022. Other assets or liabilities of Elica PB India are not material to the Consolidated Financial Statements of the Company.
Both Whirlpool India and the non-controlling interest shareholders retain an option for Whirlpool India to purchase the remaining equity interest in Elica PB India for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.
Adoption of New Accounting Standards
We adopted the following standards for the year ended December 31, 2022 which did not have a material impact on our Consolidated Financial Statements:

Standard		Effective Date
2020-04	Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	March 12, 2020 to December 31, 2022
2021-01	Reference Rate Reform (Topic 848) - Scope	January 7, 2021 to December 31, 2022
2021-10	Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance	January 1, 2022
2022-06	Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848	December 21, 2022 to December 31, 2024
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
5. Recognize revenue when or as the Company satisfies a performance obligation
The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the twelve months ended December 31, 2022, 2021 and 2020, respectively.
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. We sell products within all major product categories in each operating segment. For additional information on the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
disaggregated revenues by geographical regions, see Note 16 to the Consolidated Financial Statements.

	Twelve Months Ended
Millions of dollars	2022	2021	2020
Major product categories:
Laundry	$5,133	$6,122	$5,675
Refrigeration	6,248	6,677	6,058
Cooking	5,056	5,639	4,782
Dishwashing	1,822	1,890	1,605
Total major product category net sales	$18,259	$20,327	$18,120
Spare parts and warranties	923	1,187	913
Other	542	470	423
Total net sales	$19,724	$21,985	$19,456
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Other Revenue
Other revenue sources include primarily the revenues from the newly acquired InSinkErator business, subscription arrangements and licenses as described below.
InSinkErator revenues consist primarily of food waste disposers and instant hot water dispensers. We transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer or when the customer receives the product based upon agreed shipping terms, in a similar manner as our major product category sales.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes our allowance for doubtful accounts by operating segment for the twelve months ended December 31, 2022.

Millions of dollars	December 31, 2021	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	December 31, 2022
Accounts receivable allowance
North America	$7	$(1)	$—	$—	$—	$6
EMEA	45	5	(1)	—	(47)	2
Latin America	43	2	(8)	1	—	38
Asia	3	1	—	(1)	—	3
	$98	$7	$(9)	$—	$(47)	$49
Financing receivable allowance
Latin America	$25	$—	$—	$2	$—	$27
	$25	$—	$—	$2	$—	$27
Consolidated	$123	$7	$(9)	$2	$(47)	$76
(1)Accounts receivable allowance of our Russian operations has been removed as part of the deconsolidation of the Russian operations in the third quarter of 2022. Additionally, accounts receivable allowance of our European major domestic appliance business has been transferred to assets held for sale in the fourth quarter of 2022. For additional information, see Note 17 to the Consolidated Financial Statements.
We recorded an immaterial amount of bad debt expense for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(3)    LEASES
Leases
We lease certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of approximately $218 million, $234 million and $236 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Non-cancellable operating lease commitments that had not yet commenced were $69 million and $69 million for the periods ended December 31, 2022 and December 31, 2021, respectively. These operating leases are expected to commence before the end of fiscal year 2023 with lease terms of up to 10 years.
At December 31, 2022 and 2021, we have no material leases classified as financing leases. We have approximately $889 million of non-cancellable operating lease commitments, excluding variable consideration at December 31, 2022 and $1.1 billion at December 31, 2021. The undiscounted annual future minimum lease payments are summarized by year in the table below and it excludes lease payments beyond 2023 related to our European major domestic appliance business classified as held for sale.

Maturity of Lease Liabilities	Operating Leases (in millions)
2023	$201
2024	139
2025	107
2026	98
2027	84
Thereafter	260
Total lease payments	$889
Less: interest	137
Present value of lease liabilities	752
The long-term portion of the lease liabilities included in the amounts above is $584 million as of December 31, 2022. The remainder of our lease liabilities are included in other current liabilities in the Consolidated Balance Sheets.
At December 31, 2022 and December 31, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 7 years and 5%, respectively.
During the year ended December 31, 2022 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $219 million. The right of use assets obtained in exchange for new liabilities was $79 million for the year ended December 31, 2022.
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
We rent or sublease certain real estate to third parties. Our sublease portfolio primarily consists of operating leases within our warehouses, resulting in a nominal amount of sublease income for the years ended December 31, 2022, 2021 and 2020, respectively.
Sale-leaseback transactions
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
The transaction met the requirements for sale-leaseback accounting. Accordingly, the Company recorded the sale of the properties, which resulted in a gain of approximately $44 million ($36 million, net of tax) recorded in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2022. The related land and buildings were removed from property, plant and equipment, net and the appropriate right-of-use asset and lease liabilities of approximately $32 million were recorded in the Consolidated Balance Sheets at the time of the transaction in the first quarter of 2022.
There were no material sale-leaseback transactions in 2021. In the fourth quarter of 2020, the Company sold and leased back a group of non-core properties for net proceeds of approximately $139 million. The initial total annual rent for the properties is approximately $10 million per year over an initial 14 year lease term and is subject to annual rent increases. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the properties for the lease term. The Company has four sequential five-year renewal options.
The transaction met the requirements for sale-leaseback accounting. Accordingly, the Company recorded the sale of the properties, which resulted in a gain of approximately $113 million ($89 million, net of tax) recorded in cost of products sold ($74 million) and selling, general and administrative expense ($39 million) in the Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2020. The related land and buildings were removed from property, plant and equipment, net and the appropriate right-of-use asset and lease liabilities of approximately $128 million were recorded in the Consolidated Balance Sheets at the time of the transaction in the fourth quarter of 2020.
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of December 31, 2022, these arrangements include residual value guarantees of up to approximately $334 million that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities. The residual value guarantee amounted to $264 million as of December 31, 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The majority of these leases are classified as operating leases. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. The leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Balance Sheets. Rental payments are calculated at the applicable reference rate plus a margin. The impact to the Consolidated Balance Sheets and Consolidated Statements of Income (Loss) is nominal.

(4)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Statements of Cash Flows:

	December 31,
Millions of dollars	2022	2021	2020
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$1,958	$3,044	$2,924
Restricted cash included in prepaid and other current assets	—	—	10
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$1,958	$3,044	$2,934
(5)     INVENTORIES
The following table summarizes our inventories at December 31, 2022 and 2021:

Millions of dollars	2022	2021
Finished products	$1,580	$1,958
Raw materials and work in process	509	759
Total inventories (1)	$2,089	$2,717
(1) $650 million of inventories of the European major appliance business has been classified as assets held for sale. For additional information, see Note 17 to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(6)     GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	EMEA	Latin America	Asia	Total Whirlpool
Ending balance December 31, 2020	$1,695	$329	$34	$438	$2,496
Currency translation adjustment	—	(22)	(1)	3	(20)
Divestitures and acquisitions (1)	$—	$(11)	$—	$20	$9
Ending balance December 31, 2021	$1,695	$296	$33	$461	$2,485
Currency translation adjustment	(3)	(18)	—	(9)	(30)
Divestitures and acquisitions (2)	1,137	—	—	—	1,137
Impairment (3)	$—	$(278)	$—	$—	$(278)
Ending balance December 31, 2022	$2,829	$—	$33	$452	$3,314
(1)The net change in goodwill in 2021 is due to the divestiture of Turkey manufacturing entity, deconsolidation of Whirlpool China and consolidation of Elica PB India. For additional information, see Notes 1 and 17 to the Consolidated Financial Statements.
(2)Increase in goodwill is related to the purchase of InSinkErator business. For additional information, see Note 17 to the Consolidated Financial Statements.
(3)Full impairment of EMEA goodwill recorded in the second quarter of 2022. For additional information, See Note 11 to the Consolidated Financial Statements.
Interim impairment assessment
In connection with the preparation of our Consolidated Condensed Financial Statements for three months ended June 30, 2022, we identified indicators of goodwill impairment for our EMEA reporting unit, which required us to complete an interim impairment assessment. The primary indicators of impairment were the adverse impacts from the continuation of the Russia and Ukraine conflict, including the impact on demand, the divestiture of our Russian operations and other ongoing adverse macroeconomic impacts such as raw material inflation, supply chain disruption and unfavorable demand. As a result of these factors, the operating results for the three-months ended June 30, 2022 were significantly lower than expected and our expectations of attaining our long term plans for the region were delayed.
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
For additional information, see Note 11 to the Consolidated Financial Statements.
Annual impairment assessment
We completed our annual test for goodwill as of October 1, 2022. The Company performed a qualitative assessment for all our reporting units and determined no impairment was indicated, other than the amounts recorded during the second quarter of 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
For the annual impairment test for goodwill as of October 1, 2021, the Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate goodwill for all our reporting units. Based on the quantitative assessment we determined there was no impairment of goodwill.
Other Intangible Assets
The following table summarizes other intangible assets for the period presented:

	December 31, 2022			December 31, 2021
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$668	$(287)	$381	$443	$(334)	$109
Patents and other (2)	116	(113)	3	191	(188)	3
Total other intangible assets, finite lives	$784	$(400)	$384	$634	$(522)	$112
Trademarks, indefinite lives (3)(4)(5)	2,780	—	2,780	1,869	—	1,869
Total other intangible assets	$3,564	$(400)	$3,164	$2,503	$(522)	$1,981
(1)Customer relationships have an estimated useful life of 5 to 19 years. Includes $327 million of customer relationships, net of accumulated amortization, acquired as part of InSinkErator acquisition.
(2)Patents and other intangibles have an estimated useful life of 3 to 43 years.
(3)Impairment loss of $70 million and $36 million was recorded for Indesit and Hotpoint* trademarks, respectively, in the second quarter of 2022. In the fourth quarter of 2022, the remaining carrying value of $225 million for these trademarks was classified as held for sale.
(4)Trademarks valued at $1.3 billion were acquired as part of the InSinkErator acquisition. For additional information, see Notes 11 and 17 to the Consolidated Financial Statements.
(5)Includes Maytag and JennAir trademarks with carrying values of $1,021 million and $304 million, respectively.

Interim impairment assessment
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
In performing our quantitative assessment of other intangible assets, primarily trademarks, we estimate the fair value using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate using a market-based weighted-average cost of capital. Based on our interim quantitative impairment assessment as of June 30, 2022, the carrying value of certain other intangible assets, including Indesit and Hotpoint*, exceeded their fair value, and we recorded an impairment charge of $106 million during the second quarter of 2022. See Note 11 to the Consolidated Financial Statements for additional information.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Annual impairment assessment
We completed our annual impairment assessment for other intangible assets as of October 1, 2022. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain indefinite-life intangible assets. Based on the results of the quantitative annual assessment, we determined there was no further impairment of the carrying values of intangible assets, other than the amounts recorded during the second quarter of 2022.
In the fourth quarter of 2022, and in connection with the classification of our European major domestic appliance business to held for sale, we recorded a loss of $1,521 million for the write-down of the disposal group to its estimated fair value of $139 million. The loss from the transaction includes the remaining carrying values of Hotpoint* and Indesit trademarks for $92 million and $133 million, respectively, and write-down of other intangible assets of $54 million. See Note 11 and 17 to the Consolidated Financial Statements for additional information.
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
Amortization expense was $35 million, $47 million and $62 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes our future estimated amortization expense by year. Amortization expense related to intangible assets transferred to held for sale of our European major appliance business are excluded beyond 2023.

Millions of dollars
2023	43
2024	27
2025	24
2026	24
2027	24

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(7)    FINANCING ARRANGEMENTS
Long-Term Debt
The following table summarizes our long-term debt at December 31, 2022 and 2021:

Millions of dollars	2022	2021
Senior Note - 4.70%, maturing 2022	$—	$300
Senior Note - 3.70%, maturing 2023	250	250
Senior Note - 4.00%, maturing 2024	300	300
Term Loan - SOFR + 85bps, maturing 2024	1,000	—
Term Loan - SOFR +110bps, maturing 2025	1,500	—
Senior Note - 3.70%, maturing 2025	350	350
Senior Note - 1.25%, maturing 2026(1)	532	566
Senior Note - 1.10%, maturing 2027(1)	638	679
Senior Note - 0.50%, maturing 2028(1)	533	566
Senior Note - 4.75%, maturing 2029	695	694
Senior Note - 2.40%, maturing 2031	300	300
Senior Note - 4.70%, maturing 2032	297	—
Senior Note - 5.15%, maturing 2043	249	249
Senior Note - 4.50%, maturing 2046	497	497
Senior Note - 4.60%, maturing 2050	493	493
Other, net	(23)	(17)
	$7,611	$5,227
Less current maturities	248	298
Total long-term debt	$7,363	$4,929
(1)Euro denominated debt reflects impact of currency
For outstanding notes issued by our wholly-owned subsidiaries the debt is fully and unconditionally guaranteed by the Company.
The following table summarizes the contractual maturities of our long-term debt, including current maturities, at December 31, 2022:

Millions of dollars
2023	248
2024	1,297
2025	1,847
2026	529
2027	636
Thereafter	3,054
Long-term debt, including current maturities	7,611

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Term Loan Agreement
On September 23, 2022, the Company entered into a Term Loan Agreement by and among the Company, Sumitomo Mitsui Banking Corporation (“SMBC”), as Administrative Agent and Syndication Agent and as lender, and certain other financial institutions as lenders. SMBC, BNP Paribas, ING Bank N.V., Dublin Branch, Mizuho Bank, Ltd., and Societe Generale acted as Joint Lead Arrangers and Syndication Agents; The Bank of Nova Scotia and Bank of China, Chicago Branch acted as Documentation Agents; and SMBC acted as Sole Bookrunner for the Term Loan Agreement. The Term Loan Agreement provides for an aggregate lender commitment of $2.5 billion. The Company utilized proceeds from the term loan facility on a delayed draw basis to fund a majority of the $3.0 billion purchase price consideration for the Company’s acquisition from Emerson Corporation (“Emerson”) of Emerson’s InSinkErator business, as set forth in the Asset and Stock Purchase Agreement between Whirlpool and Emerson dated as of August 7, 2022 (the “Acquisition Agreement”).
The term loan facility is divided into two tranches: a $1 billion tranche with a maturity date 18 months following the date that funds were borrowed (October 31, 2022), and a $1.5 billion tranche with a maturity date three years following the date that funds were borrowed.
The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over secured overnight financing rate ("SOFR") for the 18-month tranche is 0.75%; (2) the spread over SOFR for the three-year tranche is 1.00%; (3) the spread over prime for both tranches is zero; and (4) the ticking fee for both tranches is 0.10%, as of the date hereof.
The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the term loan agreement as of December 31, 2022.
The outstanding amount for this term loan agreement at December 31, 2022 was $2.5 billion.
Debt Offering
On May 4, 2022, the Company completed its offering of $300 million in principal amount of 4.7% Senior Notes due 2032 (the “2032 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2032 Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee. The sale of the 2032 Notes was made pursuant to the terms of an Underwriting Agreement, dated May 2, 2022 (the “Underwriting Agreement”), among the Company, as issuer, and BNP Paribas Securities Corp., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Mizuho Securities USA LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2032 Notes. The 2032 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2032 Notes to redeem $300 million aggregate principal amount of 4.7% Notes which were paid on June 1, 2022.
On April 29, 2021, the Company completed its inaugural Sustainability Bond offering of $300 million in principal amount of 2.4% Senior Notes due 2031 (the “2031 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2031 Notes were issued under the Indenture. The sale of the 2031 Notes was made pursuant to the terms of an Underwriting Agreement, dated April 26, 2021, among the Company, as issuer, and BNP Paribas Securities Corp., BofA Securities, Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2031 Notes. The 2031 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2031 Notes to redeem $300 million aggregate principal amount of 4.85% senior notes which was paid June 15, 2021. Consistent with the Company’s Sustainability Bond Framework, the Company allocated an amount equal to the net proceeds from the sale of the 2031 Notes to fund one or more new or existing environmental and social Eligible Projects, as defined in the Company’s prospectus supplement dated April 26, 2021.
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

The interest rate payable with respect to the Amended Long-Term Facility reflect a decrease of 0.125% in the interest rate margin from the Company’s prior credit facility, and is based on the Company’s current debt rating, Term SOFR + 1.00% interest rate margin per annum (with a 0.10% SOFR spread adjustment) or the Alternate Base Rate + 0.00% per annum, at the Company’s election.

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility removes the second financial covenant, a debt-to-capitalization ratio, that was in the Company’s prior credit agreement. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. Many of the lenders have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending and/or commercial banking services, or other services for Whirlpool Corporation and its subsidiaries, for which they have received, and may in the future receive, customary compensation and expense reimbursement. We were in compliance with our interest coverage ratio under the revolving credit facility as of December 31, 2022.
In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $2.5 billion term loan, we have committed credit facilities in Brazil and India which provide borrowings up to approximately $204 million at December 31, 2022 and $193 million at December 31, 2021, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2024.
We had $2.5 billion drawn on the committed credit facilities at December 31, 2022. We had no borrowings outstanding under the committed credit facilities at December 31, 2021.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the carrying value of notes payable at December 31, 2022 and 2021, respectively.

Millions of dollars	2022	2021
Short-term borrowings to banks	4	10
Total notes payable	$4	$10
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
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at December 31, 2022. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.1 billion Brazilian reais (approximately $410 million at December 31, 2022).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 272 million Brazilian reais (approximately $52 million at December 31, 2022), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately $308 million Brazilian reais (approximately $59 million at December 31, 2022). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020 and the dismissal was affirmed on appeal in July 2022. Plaintiffs filed a petition with the U.S. Supreme Court in January 2023. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
In the fourth quarter of 2022, we accrued an immaterial amount related to these claims in our financial statements. Additional claims may be filed related to this incident.
Other Litigation
See Note 15 for information on certain U.S. income tax litigation. In addition, we are currently defending against two lawsuits that have been certified for treatment as class actions in U.S. federal court, relating to two top-load washing machine models. In December 2019, the court in one of these lawsuits entered summary judgement in Whirlpool's favor. That ruling remains subject to appeal, and the other lawsuit is ongoing. We believe the lawsuits are without merit and are vigorously defending them. Given the preliminary stage of the proceedings, we cannot reasonably estimate a range of loss, if any, at this time. The resolution of these matters could have a material adverse effect on our financial statements in any particular reporting period.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2022	2021
Balance at January 1	$286	$273
Issuances/accruals during the period	267	307
Settlements made during the period/other(1)	(304)	(294)
Liabilities classified to held for sale(2)	(59)	—
Balance at December 31	$190	$286
Current portion	$131	$194
Non-current portion	59	92
Total	$190	$286
(1)Includes updated reserve assumptions noted below.
(2)Product warranty reserve of our European major domestic appliance business has been transferred to liabilities held for sale in the fourth quarter of 2022.
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
As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the U.K. and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
warranty expense related to this matter. During the fourth quarters of 2021 and 2020, the Company released accruals of approximately $9 million and $30 million, respectively, related to this campaign. These adjustments were made based on the latest available data including take rate assumptions and unit population. These estimates are based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. Settlements related to this product recall are immaterial for the twelve months ended December 31, 2022. The total settlements since the beginning of this campaign are approximately $63 million.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At December 31, 2022 and December 31, 2021, the guaranteed amounts totaled 1,122 million Brazilian reais (approximately $215 million at December 31, 2022) and 1,183 million Brazilian reais (approximately $212 million at December 31, 2021), respectively. The fair value of these guarantees were nominal at December 31, 2022 and December 31, 2021. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $2.9 billion at December 31, 2022 and $3.3 billion at December 31, 2021. Our total short-term outstanding bank indebtedness under guarantees was nominal at both December 31, 2022 and 2021.
Purchase Obligations
Our expected cash outflows resulting from non-cancellable purchase obligations are summarized by year in the table below. Non-cancellable purchase obligations related to European major domestic appliance business classified as held for sale are excluded beyond 2023.

Millions of dollars
2023	$365
2024	158
2025	68
2026	28
2027	12
Thereafter	51
Total purchase obligations	$682
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
In addition, we sponsor an unfunded Supplemental Executive Retirement Plan that remains open to new participants and additional benefit accruals. This plan is nonqualified and provides certain key employees additional defined pension benefits that supplement those provided by the Company's other retirement plans.
A defined contribution plan is provided to all United States employees and is not classified within the net periodic benefit cost. The Company provides annual match and automatic company contributions, in cash or Company stock, of up to 7% of employees' eligible pay. Our contributions during 2022, 2021 and 2020 were $90 million, $91 million and $83 million, respectively.
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
Pension assets and liabilities related to the European major domestic appliance business have been classified as held for sale in the fourth quarter of 2022.
The postretirement medical benefit programs are unfunded. We reserve the right to modify these benefits in the future.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Defined Benefit - Pensions and Other Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Funded status
Fair value of plan assets	$2,072	$2,904	$30	$665	$—	$—
Benefit obligations	2,211	2,968	60	924	121	166
Funded status	$(139)	$(64)	$(30)	$(259)	$(121)	$(166)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$21	$56	$7	$20	$—	$—
Current liability	(9)	(9)	(4)	(12)	(25)	(24)
Noncurrent liability	(151)	(111)	(33)	(267)	(96)	(142)
Amount recognized	$(139)	$(64)	$(30)	$(259)	$(121)	$(166)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$1,266	$1,180	$111	$184	$(15)	$14
Prior service (credit) cost	1	1	3	3	(52)	(93)
Amount recognized	$1,267	$1,181	$114	$187	$(67)	$(79)
Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Benefit obligation, beginning of year	$2,968	$3,237	$924	$1,029	$166	$191
Service cost	3	3	4	5	—	—
Interest cost	82	77	15	14	5	5
Plan participants' contributions	—	—	—	1	—	—
Actuarial (gain) loss	(606)	(99)	(262)	(45)	(28)	(8)
Benefits paid	(230)	(234)	(28)	(29)	(18)	(21)
Plan amendments	—	—	—	—	(5)	—
Transfer of liabilities	—	—	—	(23)	—	—
Other adjustments	—	—	11	—	—	—
Settlements / curtailment (gain)	(6)	(16)	(7)	(18)	—	—
Foreign currency exchange rates	—	—	(82)	(10)	1	(1)
Reclassification of obligation to held for sale	—	—	(515)	—	—	—
Benefit obligation, end of year	$2,211	$2,968	$60	$924	$121	$166
Accumulated benefit obligation, end of year	$2,205	$2,955	$52	$891	N/A	N/A
The actuarial (gain) loss for all pension and other postretirement benefit plans in 2022 and 2021 was primarily related to a change in the discount rate used to measure the benefit obligation of those plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Fair value of plan assets, beginning of year	$2,904	$3,103	$665	$632	$—	$—
Actual return on plan assets	(605)	31	(181)	56	—	—
Employer contribution	9	20	30	30	18	21
Plan participants' contributions	—	—	—	1	—	—
Benefits paid	(230)	(234)	(28)	(29)	(18)	(21)
Transfer of plan assets	—	—	—	—	—	—
Settlements	(6)	(16)	(7)	(17)	—	—
Foreign currency exchange rates	—	—	(70)	(8)	—	—
Reclassification of plan assets to held for sale	—	—	(379)	—	—	—
Fair value of plan assets, end of year (1)	$2,072	$2,904	$30	$665	$—	$—
(1) Decrease in fair value of plan assets was primarily driven by market fluctuations during the current period.
Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$3	$3	$3	$4	$5	$6	$—	$—	$4
Interest cost	82	77	94	15	14	17	5	5	8
Expected return on plan assets	(144)	(158)	(165)	(31)	(34)	(30)	—	—	—
Amortization:
Actuarial loss	57	69	62	9	19	12	—	—	—
Prior service cost (credit)	—	—	—	—	—	—	(46)	(46)	(28)
Curtailment (gain) / loss	—	—	—	(1)	—	—	—	—	(3)
Settlement loss	1	5	39	2	2	11	—	—	—
Net periodic benefit cost	$(1)	$(4)	$33	$(2)	$6	$16	$(41)	$(41)	$(19)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the years ended December 31, 2022, 2021 and 2020:

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2022	2021	2020	2022	2021	2020	2022	2021	2020
Operating profit (loss)	$3	$3	$3	$4	$5	$6	$—	$—	$4
Interest and sundry (income) expense	(4)	(7)	30	(6)	1	10	(41)	(41)	(23)
Net periodic benefit cost	$(1)	$(4)	$33	$(2)	$6	$16	$(41)	$(41)	$(19)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) (Pre-Tax) in 2022

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss / (gain)	$145	$(63)	$(28)
Actuarial (loss) recognized during the year	(58)	(10)	—
Current year prior service cost (credit)	—	—	(5)
Prior service credit (cost) recognized during the year	—	—	46
Total recognized in other comprehensive income (loss) (pre-tax)	$87	$(73)	$13
Total recognized in net periodic benefit costs and other comprehensive income (loss) (pre-tax)	$86	$(75)	$(27)
We amortize actuarial losses and prior service costs (credits) over a period of up to 20 years and 13 years, respectively.
Assumptions
Weighted-Average Assumptions used to Determine Benefit Obligation at End of Year

	United States Pension Benefits		Foreign Pension Benefits (1)		Other Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Discount rate	5.55%	2.85%	4.72%	1.89%	6.05%	3.41%
Rate of compensation increase	4.50%	4.50%	3.52%	3.59%	N/A	N/A
Interest crediting rate for cash balance plans	4.30%	1.60%	2.85%	2.36%	N/A	N/A
(1) Weighted-average assumptions include assumptions related to pension plans classified as held for sale during the fourth quarter of 2022.
Weighted-Average Assumptions used to Determine Net Periodic Cost

	United States Pension Benefits			Foreign Pension Benefits (1)			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.85%	2.50%	3.13%	1.89%	1.55%	2.04%	4.27%	3.66%	3.35%
Expected long-term rate of return on plan assets	5.50%	6.00%	6.25%	5.23%	5.48%	5.39%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.59%	3.47%	3.10%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	1.60%	1.25%	2.05%	2.36%	1.99%	1.80%	N/A	N/A	N/A
Health care cost trend rate
Initial rate	N/A	N/A	N/A	N/A	N/A	N/A	5.75%	6.00%	6.25%
Ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	N/A	N/A	N/A	N/A	N/A	N/A	2025	2025	2025
(1) Weighted-average assumptions include assumptions related to pension plans classified as held for sale during the fourth quarter of 2022.

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
Expected Return on Plan Assets
In the United States, the expected return on plan assets is developed considering asset mix, historical asset class data and long-term expectations. The resulting weighted-average return was rounded to the nearest quarter of one percent and applied to the fair value of plan assets at December 31, 2022.
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
There have been no contributions to the pension trust for our U.S. defined benefit plans during the twelve months ended December 31, 2022 and 2021.
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits
2023	$—	$18
Expected Benefit Payments
Expected benefit payments related to the European major domestic appliance business classified as held for sale are excluded beyond 2023.

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2023	$274	$34	$25
2024	218	6	12
2025	211	8	11
2026	206	6	9
2027	200	9	9
2028-2032	$873	$26	$40
Plan Assets
Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for our plans is approximately 20% in growth assets and 80% in immunizing fixed income securities, with exceptions for foreign pension

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The fair values of our pension plan assets at December 31, 2022 and 2021, by asset category were as follows:

	December 31,
	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Net Asset Value		Total
Millions of dollars	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Cash and cash equivalents	$—	$—	$159	$162	$—	$—	$—	$—	$159	$162
Government and government agency securities (1)
U.S. securities	—	—	82	264	—	—	—	—	82	264
International securities	—	—	42	92	—	—	—	—	42	92
Corporate bonds and notes (1)
U.S. companies	—	—	1,194	1,585	—	—	—	—	1,194	1,585
International companies	—	—	187	286	—	—	—	—	187	286
Equity securities (2)
U.S. companies	—	—	—	—	—	—	—	—	—	—
International companies	11	36	—	—	—	—	—	—	11	36
Mutual funds (3)	—	—	73	103	—	—	—	—	73	103
Investments at net asset value
U.S. equity securities (4)	—	—	—	—	—	—	166	308	166	308
International equity securities (4)	—	—	—	—	—	—	123	177	123	177
Short-term investment fund (4)	—	—	—	—	—	—	—	43	—	43
International debt securities (5)	—	—	—	—	—	—	—	178	—	178
International equity securities (5)	—	—	—	—	—	—	—	62	—	62
Real estate (6)	—	—	—	—	—	—	—	55	—	55
Limited partnerships (7)
U.S. private equity investments	—	—	—	—	17	26	—	—	17	26
Diversified fund of funds	—	—	—	—	1	3	—	—	1	3
Emerging growth	—	—	—	—	2	3	—	—	2	3
All other investments	—	—	45	29	—	—	—	157	45	186
	$11	$36	$1,782	$2,521	$20	$32	$289	$980	$2,102	$3,569
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
(6)Valued using the NAV of the fund, which is based on the fair value of underlying assets.
(7)Valued at estimated fair value based on the proportionate share of the limited partnership's fair value, as determined by the general partner.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2021	$32
Realized gain / (loss) (net)	2
Unrealized gain / (loss) (net)	(6)
Purchases	—
Settlements	(8)
Balance, December 31, 2022	$20
Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2022 and 2021 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2022	2021	2022	2021
Projected benefit obligation	$1,866	$2,507	$37	$851
Fair value of plan assets	$1,706	$2,386	$(1)	$578
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2022 and 2021 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2022	2021	2022	2021
Projected benefit obligation	$1,866	$2,507	$37	$851
Accumulated benefit obligation	1,860	2,494	34	831
Fair value of plan assets	$1,706	$2,386	$(1)	$578

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million and $1,275 million at December 31, 2022 and 2021, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at December 31, 2022. Outstanding notional amounts of interest rate swap agreements were $300 million at December 31, 2021.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at December 31, 2022 and 2021:

	Notional (local)				Notional (USD)		Current Maturity
Instrument	2022		2021		2022	2021
Foreign exchange forwards/options	MXN	—	MXN	7,200	$—	$352	N/A
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Statements of Income. During the fourth quarter of 2022, Whirlpool substantially liquidated its foreign currency denominated investment in Mexico. As a result, losses of approximately $53 million recorded in Accumulated other comprehensive loss were reclassified into Interest and sundry (income) expense in the Consolidated Financial Statements. As of December 31, 2022, there were no outstanding hedges designated as net investment hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2022 and 2021. Hedge assets and liabilities of our European major domestic appliance business have been classified as held for sale and are excluded from the table below.

			Fair Value of				Type of Hedge
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2022	2021	2022	2021	2022	2021		2022	2021
Derivatives accounted for as hedges(1)
Commodity swaps/options	$170	$297	$7	$40	$17	$13	(CF)	24	21
Foreign exchange forwards/options(2)	998	2,872	24	91	20	64	(CF/NI)	15	122
Cross-currency swaps	618	1,275	5	31	42	7	(CF)	74	86
Interest rate derivatives	—	300	—	—	—	14	(CF)	0	41
Total derivatives accounted for as hedges			$36	$162	$79	$98
Derivatives not accounted for as hedges
Commodity swaps/options	$1	$2	$—	$—	$—	$—	N/A	0	14
Foreign exchange forwards/options(2)	439	2,240	5	20	6	18	N/A	5	12
Total derivatives not accounted for as hedges			$5	$20	$6	$18
Total derivatives			$41	$182	$85	$116

Current			$40	$170	$41	$93
Noncurrent			1	12	44	23
Total derivatives			$41	$182	$85	$116
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.
(2)Foreign exchange forwards/options have decreased due to repayment of intercompany loans, exclusion of derivatives held for sale, and liquidation of net investment hedges

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables summarize the effects of derivative instruments on our Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021:

		Gain (Loss) Recognized in OCI (Effective Portion) (3)
Millions of dollars		2022	2021
Cash flow hedges
Commodity swaps/options		$(3)	$66
Foreign exchange forwards/options		113	92
Cross-currency swaps		(47)	110
Interest rate derivatives		56	14
Net investment hedges
Foreign currency		(26)	1
		$93	$283

	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3),(4),(5)
Cash Flow Hedges - Millions of dollars		2022	2021
Commodity swaps/options (3)	Cost of products sold	$39	$68
Foreign exchange forwards/options	Net sales	—	2
Foreign exchange forwards/options	Cost of products sold	(26)	(3)
Foreign exchange forwards/options	Interest and sundry (income) expense	130	71
Cross-currency swaps(5)	Interest and sundry (income) expense	(50)	117
		$93	$255

	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (3)
Derivatives not Accounted for as Hedges - Millions of dollars		2022	2021
Foreign exchange forwards/options	Interest and sundry (income) expense	$(24)	$74
(3)Change in gain (loss) recognized in OCI (effective portion) is primarily driven by increases in commodity prices and fluctuations in currency and interest rates. The tax impact of the cash flow hedges was $(2) million and $(14) million in 2022 and 2021, respectively. The tax impact of the net investment hedges was $6 million and $(1) million in 2022 and 2021, respectively.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(5)Change in cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal during 2022 and 2021. There were no hedges designated as fair value in 2022 and 2021. The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income (loss) related to contracts maturing and expected to be realized during the next twelve months is a gain of approximately $4 million at December 31, 2022.

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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2022	2021	2022	2021	2022	2021	2022	2021
Short-term investments (1)	$1,209	$1,905	$934	$1,697	$275	$208	$1,209	$1,905
Net derivative contracts	—	—	—	—	(44)	66	(44)	66
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. There were no goodwill or intangible asset impairment charges recorded in 2021. See Note 6 to the Consolidated Financial Statements for additional information.
Goodwill
We have four reporting units for which we assess for impairment. We use a discounted cash flow analysis to determine fair value (Level 3 input) and consistent projected financial information in our analysis of goodwill and intangible assets. During the second quarter of 2022, the discounted cash flow analysis for the quantitative impairment assessment for the EMEA reporting unit utilized a discount rate of 15%. Based on the quantitative assessment performed as of May 31, 2022, the carrying value of the EMEA reporting unit exceeded its fair value resulting in a goodwill impairment loss for the full carrying amount of $278 million during the second quarter of 2022 and for the twelve months ended December 31, 2022.
Other Intangible Assets
The relief-from-royalty method for the quantitative impairment assessment for other intangible assets in the EMEA reporting unit during the second quarter of 2022 utilized discount rates of 19% and royalty rates ranging from 1.5% - 3.5%. Based on the quantitative assessment performed as of May 31, 2022, the carrying value of the Indesit and Hotpoint* trademarks exceeded their fair value (Level 3 input), resulting in an impairment charge of $106 million during the second quarter of 2022. Indefinite-lived intangible assets of Indesit and Hotpoint* with carrying amounts of approximately $201 million and $137 million were written down to fair values (Level 3 input) of $131 million and $101 million, resulting in impairment charges of $70 million and $36 million, respectively.
During the fourth quarter of 2022, the remaining carrying amounts of Indesit and Hotpoint* trademarks were included in the net assets of the European major domestic appliance disposal group which was classified as held for sale.
*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
European Major Domestic Appliance Business Held for Sale
On January 16, 2023, the Company entered into a contribution agreement with Arçelik A.Ş (“Arcelik”). Under the terms of the agreement, Whirlpool will contribute its European major domestic appliance business, and Arcelik will contribute its European major domestic appliance, consumer electronics, air conditioning, and small domestic appliance businesses into the newly formed entity of which Whirlpool will own 25% and Arcelik 75%.
On December 20, 2022, the Company's board authorized the transaction with Arcelik and the European major domestic appliance business was classified as held for sale during the fourth quarter of 2022. The disposal group was measured at fair value less cost to sell. We used a discounted cash flow analysis and multiple market data points in our analysis to determine fair value (Level 3 input) of the 25% interest retained, resulting in an estimated fair value of $139 million. The discounted cash flow analysis utilized a discount rate of 16.5%.
See Note 6 and 17 to the Consolidated Financial Statements for additional information.
InSinkErator Acquisition
On October 31, 2022, we completed the acquisition of the InSinkErator business pursuant to the terms of the purchase agreement with Emerson. The acquisition has been accounted for as a business combination under the acquisition method of accounting. This requires allocation of the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, including goodwill and other intangible assets. The Company is in the process of finalizing third-party valuations for the purchase price allocation which are subject to change. The Company expects to finalize purchase accounting adjustments as soon as practicable, but no later than one year from the acquisition date.
The estimated value of property, plant and equipment includes adjustments totaling $36 million to increase the net book value to the preliminary fair value estimate of $174 million. The fair value of property, plant and equipment was determined using both a cost and market approach. The model used primarily included Level 2 and 3 inputs. This estimate is based on other comparable acquisitions and historical experience, and preliminary expectations as to the duration of time we expect to realize benefits from those assets.
The estimated value of inventory includes adjustments totaling $10 million to step-up inventory to an estimated fair value of $93 million. The fair value of inventory was estimated using the comparative sales method. The model used primarily included Level 2 and 3 inputs. To estimate the fair value of inventory, we considered the components of InSinkErator’s inventory, as well as estimates of selling prices and selling and distribution costs that were based on InSinkErator’s historical experience.
The estimated fair values of identifiable intangible assets acquired were prepared using an income valuation approach, which requires a forecast of expected future revenues, future cash flows and discount rates (Level 3 inputs), either through the use of the relief-from-royalty method, the multi-period excess earnings method or the with and without method.
See Note 17 to the Consolidated Financial Statements for additional information.

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
See Note 17 to the Consolidated Financial Statements for additional information.
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
For additional information see Note 17 to the Consolidated Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $7.0 billion and $5.8 billion at December 31, 2022 and 2021, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(12)    STOCKHOLDERS' EQUITY
Comprehensive Income (Loss)
Comprehensive income (loss) primarily includes (1) our reported net earnings (loss), (2) foreign currency translation, including net investment hedges, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, and (4) changes in our unrecognized pension and other postretirement benefits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2020, 2021, and 2022, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Total
December 31, 2019	$(1,532)	$(46)	$(1,040)	$(2,618)
Unrealized gain (loss)	(385)	83	—	(302)
Unrealized actuarial gain(loss) and prior service credit (cost)	—	—	171	171
Tax effect	1	(16)	(45)	(60)
Other comprehensive income (loss), net of tax	(384)	67	126	(191)
Less: Other comprehensive loss available to noncontrolling interests	2	—	—	2
Other comprehensive income (loss) available to Whirlpool	(386)	67	126	(193)
December 31, 2020	$(1,918)	$21	$(914)	$(2,811)
Unrealized gain (loss)	364	27	—	391
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	104	104
Tax effect	(1)	(14)	(26)	(41)
Other comprehensive income (loss), net of tax	363	13	78	454
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	363	13	78	454
December 31, 2021	$(1,555)	$34	$(836)	$(2,357)
Unrealized gain (loss)	280	26	—	306
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(27)	(27)
Tax effect	—	(2)	(10)	(12)
Other comprehensive income (loss), net of tax	280	24	(37)	267
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	280	24	(37)	267
December 31, 2022	$(1,275)	$58	$(873)	$(2,090)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2022	2021	2020
Numerator for basic and diluted earnings per share – net earnings (loss) available to Whirlpool	$(1,519)	$1,783	$1,075
Denominator for basic earnings per share – weighted-average shares	55.9	62.1	62.7
Effect of dilutive securities – stock-based compensation	—	0.8	0.6
Denominator for diluted earnings per share – adjusted weighted-average shares	55.9	62.9	63.3
Anti-dilutive stock options/awards excluded from earnings per share	0.6	0.1	1.3
Dividends
Dividends per share paid to shareholders were $7.00, $5.45 and $4.85 during 2022, 2021 and 2020, respectively.
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the twelve months ended December 31, 2022, we repurchased approximately 4.8 million shares under these share repurchase programs at an aggregate price of approximately $903 million. At December 31, 2022, there were approximately $2.6 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and it has no expiration date.
(13)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $58 million, $82 million and $67 million in 2022, 2021, and 2020, respectively. Related income tax benefits recognized in earnings were $10 million, $10 million and $9 million in 2022, 2021, and 2020, respectively.
At December 31, 2022, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $93 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 29 months.
Share-Based Employee Incentive Plans
On April 17, 2018, our stockholders approved the 2018 Omnibus Stock and Incentive Plan ("2018 OSIP"). This plan was adopted by our Board of Directors on February 20, 2018 and provides for the issuance of stock options, performance stock units, and restricted stock units, among other award types. No new awards may be granted under the 2018 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2022, approximately 1.1 million shares remain available for issuance under the 2018 OSIP.
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period in substantially equal increments, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
death, disability, retirement, or with the consent of the Committee (as defined in the award agreement). We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate - an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life - an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average grant date fair value of stock options granted for 2022, 2021, and 2020 were $53.16, $52.44 and $29.53, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2022	2021	2020
Risk-free interest rate	1.9%	0.5%	1.4%
Expected volatility	37.4%	37.7%	29.3%
Expected dividend yield	2.9%	2.5%	3.2%
Expected option life, in years	5	5	5
Stock Option Activity
The following table summarizes stock option activity during 2022:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	844	$173.08
Granted	183	196.62
Exercised	(28)	129.22
Canceled or expired	(16)	182.63
Outstanding at December 31	983	$178.57
Exercisable at December 31	629	$173.21
The total intrinsic value of stock options exercised was $2 million, $121 million and $13 million for 2022, 2021, and 2020, respectively. The related tax benefits were $0.3 million, $23 million and $3 million for 2022, 2021, and 2020, respectively. Cash received from the exercise of stock options was $4 million, $77 million, and $44 million for 2022, 2021, and 2020, respectively.
The table below summarizes additional information related to stock options outstanding at December 31, 2022:

Options in thousands / dollars in millions, except per-share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	976	629
Weighted-average exercise price per share	$178.46	$173.21
Aggregate intrinsic value	$1	$1
Weighted-average remaining contractual term, in years	6	4
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
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2022, 2021, and 2020 were $158.27, $191.64 and $141.38, respectively. The total fair value of stock units vested during 2022, 2021, and 2020 was $67 million, $43 million and $37 million, respectively.
The following table summarizes stock unit activity during 2022:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	1,022	$155.92
Granted	561	158.27
Canceled	(59)	172.21
Vested and transferred to unrestricted	(361)	133.53
Non-vested, at December 31	1,163	$161.51
Non-employee Director Equity Awards
In 2022, each non-employee director received an annual grant of unrestricted Whirlpool common stock, with the number of shares issued to the director determined by dividing $150,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders.
(14)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
In 2020, the Company committed to workforce reduction plans in the United States and globally, as part of the Company's continued cost reduction efforts. The workforce reduction plans included a voluntary retirement program, and other voluntary and involuntary severance actions. These actions are substantially complete. The Company has incurred $216 million in employee termination costs related to these actions through December 31, 2022. Cash settlement of $192 million has been paid to date with the remaining cash settlement of $24 million expected to be paid over the duration of 2023 and 2024.
In addition, we ceased production in our Naples, Italy manufacturing plant and exited the facility in 2020. The collective dismissal procedure was completed in 2021. In connection with this action, we have incurred approximately $144 million total costs comprising $44 million in asset impairment costs, $30 million in other associated costs and $70 million in employee-related costs through December 31, 2022. Cash settlement of $98 million has been paid to date with the remaining nominal cash settlement to be paid in 2023. In the fourth quarter of 2022, the Company transferred the Naples manufacturing plant to the Italian government. No material financial impact arose as a result of the transaction.
The following tables summarize the changes to our restructuring liability for the years ended December 31, 2022 and 2021:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Millions of Dollars	December 31, 2021	Charge to Earnings	Cash Paid	Non-Cash and Other	December 31, 2022
Employee Termination	$53	$7	$(34)	$—	$26
Asset Impairment	8	9	—	(12)	$5
Facility exit costs	—	2	(2)	—	$—
Other exit costs	(4)	3	(4)	—	$(5)
Total	$57	$21	$(40)	$(12)	$26

Millions of dollars	December 31, 2020	Charge to Earnings	Cash Paid	Non-cash and Other	December 31, 2021
Employee termination costs	$145	$30	$(122)	$—	$53
Asset impairment costs	8	1	—	(1)	8
Facility exit costs	—	2	(2)	—	—
Other exit costs	20	5	(22)	(7)	(4)
Total	$173	$38	$(146)	$(8)	$57
The following table summarizes 2022 and 2021 restructuring charges by operating segment:

Millions of dollars	2022 Charges	2021 Charges	2020 Charges
North America	$—	$—	$81
EMEA	23	38	154
Latin America	(2)	—	20
Asia	—	—	10
Corporate / Other	—	—	23
Total	$21	$38	$288
(15) INCOME TAXES
Income tax expense was $265 million, $518 million, and $382 million in 2022, 2021 and 2020, respectively. The change in tax expense in 2022 compared to 2021 includes overall lower level of earnings, partially offset by the impact of non-deductible charges, including loss on sale and disposal as well as goodwill impairment, and increases in valuation allowances.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the difference between an income tax benefit and tax expense at the United States statutory rate of 21% in 2022, 2021, and 2020, respectively, and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2022	2021	2020
Earnings (loss) before income taxes
United States	$(158)	$1,287	$1,020
Foreign	(1,069)	1,045	427
Earnings (loss) before income taxes	$(1,227)	$2,332	$1,447

Income tax (benefit) expense computed at United States statutory rate	$(258)	$490	$304
U.S. government tax incentives	(19)	(19)	(17)
Foreign government tax incentives	(23)	(23)	(20)
Foreign tax rate differential	(3)	66	30
U.S. foreign tax credits	11	(29)	(25)
Valuation allowances	222	1	15
State and local taxes, net of federal tax benefit	(21)	57	40
Foreign withholding taxes	52	19	8
U.S. tax on foreign dividends and subpart F income	22	9	34
Settlements and changes in unrecognized tax benefits	3	100	50
Changes in enacted tax rates	(2)	(14)	(6)
Nondeductible loss on sale and disposal of businesses	421	—	—
Nondeductible goodwill impairments	59	—	—
Legal Entity Debt Restructuring	(159)	—	—
Divestiture tax impact	—	(35)	—
Legal entity restructuring tax impact	—	(98)	(82)
Other items, net	(40)	(6)	51
Income tax computed at effective worldwide tax rates	$265	$518	$382
Current and Deferred Tax Provision
The following table summarizes our income tax (benefit) provision for 2022, 2021 and 2020:

	2022		2021		2020
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$(40)	$65	$132	$251	$90	$81
Foreign	180	85	184	(126)	182	(24)
State and local	(9)	(16)	80	(3)	42	11
	$131	$134	$396	$122	$314	$68
Total income tax expense		$265		$518		$382
United States Tax on Foreign Dividends
We have historically reinvested all unremitted earnings of the majority of our foreign subsidiaries and affiliates, and therefore have not recognized any U.S. deferred tax liability on those earnings. The Company had cash and cash equivalents of approximately $2.0 billion at December 31, 2022, of which approximately $1.3 billion was held by subsidiaries in foreign countries. Our intent is to permanently reinvest substantially all of these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, they would likely not be subject to United States federal income tax

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
under the previously taxed income or the dividend exemption rules. We would likely be required to accrue and pay United States state and local taxes and withholding taxes payable to various countries. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.
Valuation Allowances
At December 31, 2022, we had net operating loss carryforwards of $5.8 billion, $578 million of which were U.S. state net operating loss carryforwards, compared to $5.8 billion and $306 million at December 31, 2021, respectively. Of the total net operating loss carryforwards at December 31, 2022, $3.5 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2039. At December 31, 2022, we had $421 million of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2032 and 2042.
Net operating loss carryforwards of $2.0 billion relates to the European major domestic appliance business as of December 31, 2022. Net deferred tax assets of $602 million, including $62 million of valuation allowances, associated with the disposal group has been transferred to assets held for sale in the fourth quarter of 2022. For additional information, see Notes 11 and 17 to the Consolidated Financial Statements.
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $412 million at December 31, 2022 consists of $334 million of net operating loss carryforward deferred tax assets and $78 million of other deferred tax assets. Our recorded valuation allowance was $195 million at December 31, 2021 and consisted of $131 million of net operating loss carryforward deferred tax assets and $64 million of other deferred tax assets. The increase in our valuation allowance was primarily driven by the European major domestic appliance business transaction and includes $222 million recognized in net earnings, with the remaining change related to reclassification within our net deferred tax asset.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Deferred Tax Liabilities and Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2022 and 2021:

Millions of dollars	2022	2021
Deferred tax liabilities
Intangibles	$329	$404
Property, net	185	181
Right of use assets	220	245
Inventory Reserves	20	41
Other	168	207
Total deferred tax liabilities	$922	$1,078
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	$421	$386
Lease liabilities	231	255
Pensions	40	70
Loss carryforwards	1,300	1,347
Postretirement obligations	30	41
Foreign tax credit carryforwards	9	33
Research and development capitalization	194	130
Employee payroll and benefits	46	104
Accrued expenses	52	80
Product warranty accrual	48	54
Receivable and inventory allowances	61	61
Other	552	597
Total deferred tax assets	2,984	3,158
Valuation allowances for deferred tax assets	(412)	(195)
Deferred tax assets, net of valuation allowances	2,572	2,963
Reclassification of net deferred tax assets to held for sale	$(602)	$—
Net deferred tax assets	$1,048	$1,885

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Unrecognized Tax Benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2022	2021	2020
Balance, January 1	$580	$427	$394
Additions for tax positions of the current year	24	17	17
Additions for tax positions of prior years	32	179	21
Reductions for tax positions of prior years	(45)	(34)	(2)
Settlements during the period	(1)	(7)	—
Lapses of applicable statute of limitation	(1)	(2)	(3)
Balance, December 31	$589	$580	$427
Interest and penalties associated with unrecognized tax benefits resulted in a net expense of $24 million, $14 million, $10 million in December 31, 2022, 2021 and 2020, respectively. We have accrued a total of $90 million, $66 million and $52 million at December 31, 2022, 2021 and 2020, respectively.
It is reasonably possible that certain unrecognized tax benefits of $78 million could be settled with various related jurisdictions during the next 12 months.
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
The Company appealed the US Tax Court decision to the United States Court of Appeals for the Sixth Circuit, and, on December 6, 2021, the three-judge panel, in a divided decision, affirmed the U.S. Tax Court decision (the "Ruling"). The Company recorded a reserve of $98 million in the fourth quarter of 2021, which represents the expected increase in the Company’s net income tax expense, plus interest, for 2009 through 2019, which represents all of the Company’s tax years that were affected by the Ruling. On January 20, 2022, the Company filed a petition for rehearing with the Sixth Circuit, which was denied on March 2, 2022. On June 30, 2022, the Company filed a petition for certiorari with the U.S. Supreme Court, which was denied on November 21, 2022. The Company considers this tax dispute settled and no adjustments to the reserve have been recognized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Sales to Lowe's, a North American retailer, represented approximately 14%, 13%, and 13% of our consolidated net sales in 2022, 2021 and 2020, respectively. Lowe's represented approximately 37% and 21% of our consolidated accounts receivable as of December 31, 2022 and 2021, respectively. The proportional increase in Lowe's accounts receivable balance is due to a decrease in consolidated accounts receivable driven by European major domestic appliance business reclassified as held for sale. Lowe's accounts receivable has decreased by 9% from the prior year.
The United States individually comprised at least 10% of consolidated net sales in 2022, 2021 and 2020 in the amounts of $10.5 billion, $11.5 billion and $10.3 billion, respectively.
The following table summarizes the countries that represent at least 10% of consolidated long-lived assets for the years ended December 31, 2022 and 2021. Long-lived assets includes property, plant and equipment and right-of-use assets at December 31, 2022 and 2021. Long-lived assets of $985 million of our European major appliance business have been transferred to assets held for sale in the fourth quarter of 2022.

Millions of dollars	United States	Mexico	All Other Countries	Total
2022
Long-lived assets	$1,742	$389	$662	$2,793

Millions of dollars	United States	Italy	Mexico	Poland	All Other Countries	Total
2021
Long-lived assets	$1,758	$473	$408	$389	$723	$3,751

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2022	$11,474	$4,023	$3,127	$1,100	$—	$19,724
2021	12,491	5,088	3,167	1,239	—	21,985
2020	11,210	4,389	2,592	1,265	—	19,456
Intersegment sales
2022	$261	$85	$1,494	$42	$(1,882)	$—
2021	312	102	1,277	252	(1,943)	—
2020	249	93	1,227	379	(1,948)	—
Depreciation and amortization
2022	$198	$134	$65	$20	$58	$475
2021	175	168	63	26	62	494
2020	193	177	62	70	66	568
EBIT
2022	$1,319	$(58)	$200	$54	$(2,571)	$(1,056)
2021	2,220	100	265	66	(152)	2,499
2020	1,758	2	219	(7)	(336)	1,636
Total assets
2022	$10,913	$5,240	$4,343	$1,516	$(4,888)	$17,124
2021	7,980	10,210	4,716	1,565	(4,186)	20,285
2020	7,597	11,296	4,244	2,573	(5,274)	20,436
Capital expenditures
2022	$238	$132	$121	$27	$52	$570
2021	169	152	133	30	41	525
2020	137	116	64	50	43	410

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Assets of $3.4 billion associated with our European major domestic appliance business have been classified as assets held for sale in the fourth quarter of 2022. Remaining assets of the EMEA operating segment primarily consist of intercompany loans from other Whirlpool entities which eliminate at total Whirlpool level and assets of the small domestic appliance business.
Assets of $3.0 billion were acquired in connection with the InSinkErator acquisition which increased the total assets of North America operating segment during the fourth quarter of 2022.
For additional information, see Notes 11 and 17 to the Consolidated Financial Statements.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Twelve Months Ended December 31,
in millions	2022	2021	2020
Items not allocated to segments:
Restructuring costs	$(21)	$(38)	$(288)
Gain (loss) on previously held equity interest	—	42	—
Gain (loss) on sale and disposal of businesses	(1,869)	107	7
Impairment of goodwill, intangibles and other assets	(396)	—	—
Product warranty and liability income (expense)	—	9	30
Corrective action recovery	—	—	14
Sale-leaseback, real estate and receivable adjustment	—	—	113
Corporate expenses and other	(285)	(272)	(212)
Total other/eliminations	$(2,571)	$(152)	$(336)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Statements of Income (Loss) is shown in the table below for the periods presented:

	Twelve Months Ended December 31,
in millions	2022	2021	2020
Operating profit	$(1,056)	$2,348	$1,615
Interest and sundry (income) expense	(19)	(159)	(21)
Equity method investment income (loss), net of tax	(19)	(8)	—
Total EBIT	$(1,056)	$2,499	$1,636
Interest expense	190	175	189
Income tax expense	265	518	382
Net earnings (loss)	$(1,511)	$1,806	$1,065
Less: Net earnings (loss) available to noncontrolling interests	8	23	(10)
Net earnings (loss) available to Whirlpool	$(1,519)	$1,783	$1,075

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(17)    ACQUISITIONS AND DIVESTITURES
European Major Domestic Appliance Business Held for Sale
On January 16, 2023, Whirlpool entered into a contribution agreement with Arçelik B.V. (“Arcelik”) to carve out and contribute our major domestic appliance European business operations into a newly formed European appliance company which constitutes a combination of Arcelik’s and Whirlpool's European businesses. Whirlpool will own approximately 25% and Arcelik will own approximately 75% of the European appliance company. Separately, Whirlpool agreed in principle to the sale of Whirlpool’s Middle East and Africa business to Arcelik. These transactions are collectively referred to as European major domestic appliance business. The sale includes the Company's major domestic appliance business in EMEA, including nine production sites. The transaction is subject to customary conditions at closing and expected to be completed in the second half of 2023.
European major domestic appliance business is reported within our EMEA reportable segment and met the criteria for held for sale accounting during the fourth quarter of 2022. The operations of the European disposal group did not meet the criteria to be presented as discontinued operations.
Upon closing, the transaction will result in the deconsolidation of the European major appliances business. In connection with the sale, we recorded a loss on disposal of $1,521 million in the fourth quarter of 2022. The loss includes a write-down of the net assets of $1,151 million of the disposal group to a fair value of $139 million and also includes $393 million of cumulative currency translation adjustments, $98 million release of other comprehensive loss on pension and $18 million of other transaction related costs. No goodwill is included in the disposal group. For additional information see Note 11 to the Consolidated Financial Statements.
Both Whirlpool and the post-closing controlling interest shareholder retain an option for Arcelik to purchase the remaining equity interest in a newly formed European appliance company for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.
The following table presents the carrying amounts of the major classes of the disposal group's assets and liabilities as of December 31, 2022 and 2021, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
Millions of dollars	2022	2021
Carrying amounts of major classes of assets
Current Assets
Cash and cash equivalents	$94	$507
Accounts receivable, net of allowance of $32 and $32, respectively	667	835
Inventories	650	739
Prepaid and other current assets	145	231
Total current assets	1,556	2,312
Property, net of accumulated depreciation of $1,648 and $1,842, respectively	822	895
Right of use assets	163	173
Goodwill	—	296
Other intangibles, net of accumulated amortization of $141 and $145, respectively	279	420
Deferred income taxes	610	559
Other noncurrent assets	17	29
Total noncurrent assets	1,891	2,372
Total assets	$3,447	$4,684
Carrying amounts of major classes of liabilities
Current liabilities
Accounts payable	$1,394	$1,769
Accrued expenses	152	163
Accrued advertising and promotions	172	248
Employee compensation	107	158
Notes payable	3	4
Other current liabilities	125	140
Total current liabilities	1,953	2,482
Noncurrent liabilities
Long-term debt	2	4
Pension benefits	122	229
Lease liabilities	131	137
Other noncurrent liabilities	88	73
Total noncurrent liabilities	343	443
Total liabilities	$2,296	$2,925

Total net assets of the disposal group classified as held for sale	$1,151

Assets held for sale	Fair value of interest retained	$139
Liabilities held for sale	Cumulative currency translation adjustment and Other comprehensive loss on pension	$490

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes European major appliances business' earnings (loss) available to Whirlpool before income taxes for the twelve months ended December 31, 2022, 2021 and 2020, respectively:

	Twelve Months Ended December 31,
in millions	2022	2021	2020
Earnings (loss) before income taxes	$(106)	$(46)	$(111)
Earnings (loss) before income taxes excludes intercompany other income and expense which eliminates at Total Whirlpool level. Additionally, the EMEA operating segment includes other businesses which are not classified as held for sale.
InSinkErator Acquisition
On August 7, 2022, the Company entered into an Asset and Stock Purchase Agreement (the “Purchase Agreement”) with Emerson Electric Co. (“Emerson”) to purchase Emerson’s InSinkErator business, a manufacturer of food waste disposers and instant hot water dispensers for home and commercial use, for a purchase price of $3 billion in cash, subject to customary adjustments.
On October 31, 2022, we completed the acquisition of the InSinkErator business pursuant to the terms of the Purchase Agreement. We used the net proceeds from a $2.5 billion borrowing under our delayed draw term loan facility and $500 million of cash on hand to fund the acquisition. See Note 7 to the Consolidated Financial Statements for additional information about the term loan facility.
We believe that the acquisition is an accelerator of our ongoing portfolio transformation and aligned with our stated goals of investing in high-growth and high-margin businesses.
Purchase Price Allocation
The acquisition has been accounted for as a business combination under the acquisition method of accounting. This requires allocation of the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, including goodwill and other intangible assets. The Company is in the process of finalizing third-party valuations for the preliminary purchase price allocation which are subject to change. The Company expects to finalize purchase accounting adjustments as soon as practicable, but no later than one year from the acquisition date.
The following table presents the preliminary allocation of purchase price related to the InSinkErator acquisition, as of the acquisition date October 31, 2022:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(in millions)	Amount
Cash and cash equivalents	$7
Receivables, net	74
Inventories	93
Other current assets	1
Property, plant and equipment, net	174
Goodwill	1,137
Other intangible assets	1,630
Other assets	11
Accounts payable	49
Accrued expenses	26
Other current liabilities	34
Deferred income taxes	1
Other long-term liabilities	10
Total Estimated Purchase Consideration	$3,007
The estimated useful lives of the intangible assets acquired are based on our historical experience and expectations as to the duration of time we expect to realize benefits from those assets. The estimated fair value of the identifiable intangible assets acquired, their useful life and the related valuation methodology are as follows:

Millions of dollars	Preliminary Fair Value	Estimated Useful Life	Valuation Methodology
Preliminary fair value of intangible assets acquired:
Trademarks	$1,300	Indefinite	Relief-from-royalty
Customer relationships	330	16 years	Multi-period excess earnings / with and without method
Intangible assets acquired	$1,630
For additional information see Note 11 to the Consolidated Financial Statements.
The majority of the intangible asset valuation relates to the InSinkErator brand, which is an indefinite lived intangible. The Company’s preliminary assessment as to trademarks having an indefinite life was based on a number of factors, including the competitive environment, market share, brand reputation for quality and performance and product life cycles. The customer relationship intangibles of InSinkErator were mainly allocated to its traditional trade distributors, which have an estimated useful life of up to 16 years based on low historical and projected customer attrition rates among its retailers. The finite-lived intangible assets will be amortized using a straight-line method.
The results of InSinkErator’s operations that have been included in our Consolidated Statements of Income (Loss) from the acquisition date through December 31, 2022 are as follows:

Two months ended,
Millions of dollars	December 31, 2022
Net Sales	$93
Earnings before income taxes	4
Net Earnings	$3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Goodwill of $1.1 billion which is not deductible for tax purposes, arose from this transaction and is allocated to the North America reportable segment, and consists of expected future economic benefits that will arise from expected future product sales, value creation opportunities, operating efficiencies and other synergies that might result from the acquisition. The allocation has been made on the basis that the anticipated synergies identified will primarily benefit this reportable segment.
During the year ended December 31, 2022, we incurred transaction and other costs in connection with the acquisition of approximately $44 million which are included in Selling, general and administrative expense in our Consolidated Statement of Income (Loss).
Pro Forma Financial Information
The following table provides pro forma results of Whirlpool's operations for the years ended December 31, 2022 and 2021, as if InSinkErator had been acquired as of January 1, 2021. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Year ended December 31,
Millions of dollars	2022	2021
Net Sales	$20,246	$22,565
Net earnings available to Whirlpool	$(1,493)	$1,716
These pro forma amounts have been calculated applying the company’s accounting policies and making certain adjustments, which primarily include: (i) depreciation adjustments relating to fair value step-ups to property, plant and equipment; (ii) amortization adjustments relating to fair value estimates of acquired intangible assets; (iii) incremental interest expense associated with the $2.5 billion term loan borrowing to fund the acquisition and amortization of related debt issuance costs; and (iv) transaction and debt financing related costs of approximately $44 million recorded in selling, general and administrative expense. Pro forma results do not include any anticipated cost savings or other effects of the integration of the acquisition.
Russia Sale Transaction
On June 27, 2022, Whirlpool EMEA SpA, a subsidiary of the Company, entered into a share purchase agreement to sell the Company’s Russian business to Arçelik A.Ş. (“Arcelik”), subject to customary conditions at closing. The sale included the entirety of the Company’s operations in Russia, including the Company’s manufacturing facility in Lipetsk, Russia, and the sales organization in Moscow, Russia, as well as sales operations in Kazakhstan and other select CIS countries.
On August 31, 2022, we completed the sale to Arcelik. The consideration includes contingent consideration based on future business and other conditions of the Russian operations. We will recognize the benefit of the contingent consideration when received due to the uncertainty in the Russian marketplace. Additionally, the contingent consideration is subject to a cap based on the agreed net asset value of the Russian business of €261 million at closing (approximately $262 million at August 31, 2022).
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
In connection with the sale, we recorded a gain, net of transaction and other costs, of $284 million during the second quarter of 2021. The gain on sale is equal to the difference between the total transaction amount and carrying value of Whirlpool China, which includes $74 million of cumulative foreign currency translation adjustments and $80 million of goodwill allocated to the disposal group. The total transaction amount includes $193 million of consideration received from the sale of Whirlpool China shares, $214 million for the fair value of the interest retained and the $783 million carrying value of the equity interest in Whirlpool China. The fair value of the interest retained was based on the ownership amount and the stock price of Whirlpool China as of the closing date of the transaction and we account for the remaining minority interest under the equity method of accounting as of June 30, 2021.
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
See Note 11 to the Consolidated Financial Statements for additional information.

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Management's annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management's assessment of the effectiveness of our internal control over financial reporting as part of this report. Management's report is included on page 134 of this report under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.
Our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 135 of this report under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.
There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in ITEM 1 of PART I of this report under "Information About Our Executive Officers."
Information regarding the background of the directors, matters related to the Audit Committee, and the process by which our shareholders may recommend nominees to our Board of Directors can be found under the captions "Directors and Nominees for Election as Directors," "Board of Directors and Corporate Governance - Board of Directors and Committees," and "Board of Directors and Corporate Governance - Director Nominations by Stockholders" in the proxy statement, which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2022 ("Proxy Statement").
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

Investor Relations
Whirlpool Corporation
2000 North M-63
Mail Drop 2609
Benton Harbor, MI 49022-2692
Email: investor_relations@whirlpool.com
Whirlpool has also adopted Corporate Governance Guidelines and written charters for its Audit, Finance, Human Resources and Corporate Governance and Nominating Committees, all of which are posted on our website: whirlpoolcorp.com (scroll to the bottom of the main page and click on "Policies.") Stockholders may request a free copy of the charters and guidelines from the address or email address set forth above.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding compensation of our executive officers and directors can be found under the captions "Non-employee Director Compensation," "Compensation Discussion and Analysis," "2022 Executive Compensation Tables," "Pay Ratio Disclosure,""Compensation Risk Assessment," and "Human Resources Committee Interlocks and Insider Participation" in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption "Human Resources Committee Report" in the Proxy Statement, which is incorporated herein by reference; however, such information is only "furnished" hereunder and not deemed "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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
(a) The following documents are filed as a part of this report:
1. Financial statements
2. Financial Statement Schedules - "Schedule II - Valuation and Qualifying Accounts" is contained on page 140 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b) The exhibits listed in the "Exhibit Index" is contained on page 125 of this report.
(c) Individual financial statements of the registrant's affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

ITEM 16.	Form 10-K Summary
None.

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(b)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2022

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
Amendment dated May 3, 2019 to Purchase Agreement dated April 24, 2018 by and among Whirlpool Corporation, certain subsidiaries thereof, and Nidec Corporation [Incorporated by reference from Exhibit 2.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended June 30, 2019]

2(iii)**
Asset and Stock Purchase Agreement between Emerson Electric Co. and Whirlpool Corporation, dated August 7, 2022 [Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (Commission file number 1-3932) filed August 10, 2022]

2(iv)**
Contribution Agreement dated January 16, 2023 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arçelik A.Ş., Beko Europe B.V. and Ardutch B.V. [Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (Commission file number 1-3932) filed January 17, 2023]

3(i)
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
Indenture, dated November 2, 2016, among Whirlpool Finance Luxembourg S.à. r.l., Whirlpool Corporation and U.S. Bank National Association [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on November 2, 2016]

4(viii)
Description of Whirlpool Corporation's securities [Incorporated by reference from Exhibit 4(viii) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2021]

4(ix)
Indenture, dated February 21, 2020, among Whirlpool EMEA Finance S.à. r.l., Whirlpool Corporation and U.S. National Bank Association [Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on February 21, 2020].

10(i)(a)
Fifth Amended and Restated Long Term Credit Agreement dated as of May 3, 2022 among Whirlpool Corporation, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and BNP Paribas, Mizuho Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended June 30, 2022]

10(i)(b)
Term Loan Agreement dated as of September 23, 2022 among Whirlpool Corporation, Sumitomo Mitsui Banking Corporation, as Administrative Agent and Syndication Agent and as lender, and certain other financial institutions [Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2022]

10(iii)(a)
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

10(iii)(i)
Retention Agreement dated August 17, 2022 between Whirlpool Corporation and Gilles Morel [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2022]

10(iii)(j)
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
Aircraft Time Sharing Agreement dated as of July 29, 2019 by and between Whirlpool Corporation and Marc Bitzer [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2019]

10(iii)(nn)
Amendment dated February 14, 2022 to the Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(oo)
Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Restricted Stock Unit Award Document (Z) [Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(pp)
Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Award Document (Z) [Incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(qq)
Amendment dated February 14, 2022 to the Whirlpool Corporation Executive Performance Excellence Plan (Z) [Incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(rr)
Amendment dated February 14, 2022 to the Whirlpool Corporation Executive Deferred Savings Plan II (Z) [Incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(ss)
Amendment dated February 14, 2022 to the Whirlpool Corporation Supplemental Executive Retirement Plan (Z) [Incorporated by reference from Exhibit 10.6 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(tt)*	Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2023) (Z)

18.1	Letter from Ernst & Young LLP dated April 22, 2021 [Incorporated by reference from Exhibit 18.1 to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2021]

21*	List of Subsidiaries

22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

WHIRLPOOL CORPORATION (Registrant)
By:	/s/ JAMES W. PETERS	February 10, 2023
James W. Peters Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MARC R. BITZER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Marc R. Bitzer

/s/ JAMES W. PETERS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James W. Peters

/s/ CHRISTOPHER S. CONLEY	Vice President and Corporate Controller (Principal Accounting Officer)
Christopher S. Conley

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GREG CREED*	Director
Greg Creed

GARY T. DICAMILLO*	Director
Gary T. DiCamillo

DIANE M. DIETZ*	Director
Diane M. Dietz

GERRI T. ELLIOTT*	Director
Gerri T. Elliott

JENNIFER A. LACLAIR*	Director
Jennifer A. LaClair

JOHN D. LIU*	Director
John D. Liu

JAMES M. LOREE*	Director
James M. Loree

HARISH MANWANI*	Director
Harish Manwani

PATRICIA K. POPPE*	Director
Patricia K. Poppe

LARRY O. SPENCER*	Director
Larry O. Spencer

MICHAEL D. WHITE*	Director
Michael D. White

*By:	/s/ JAMES W. PETERS	Attorney-in-Fact	February 10, 2023
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
February 10, 2023

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
The management of Whirlpool assessed the effectiveness of Whirlpool's internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2022.
Management's assessment of internal control over financial reporting as of December 31, 2022 excludes the internal control over financial reporting related to InSinkErator (acquired in the fourth quarter of 2022), which is included in the 2022 consolidated financial statements of Whirlpool Corporation. InSinkErator’s total assets, excluding goodwill and intangibles, represented approximately 2% of our total assets at December 31. 2022. InSinkErator’s total revenues since the acquisition date represented less than 1% of our total consolidated revenues for the year ended December 31, 2022.
Whirlpool's independent registered public accounting firm has issued an audit report on its assessment of Whirlpool's internal control over financial reporting. This report appears on page 139.

/s/ MARC R. BITZER	/s/ JAMES W. PETERS
Marc R. Bitzer	James W. Peters
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 10, 2023	February 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Whirlpool Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Whirlpool Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2023 expressed an unqualified opinion thereon.
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

Valuation of Maytag and JennAir Indefinite Lived Intangible Assets

Description of the Matter
At December 31, 2022, the balance of the Maytag and JennAir indefinite lived intangible assets was $1 billion and $304 million, respectively. As discussed in Note 1, Note 6, and Note 11 to the consolidated financial statements, indefinite lived intangible assets are tested for impairment at least annually or when impairment indicators are present at the intangible asset level.

Auditing management’s assessment of the estimated fair value of the Maytag and JennAir indefinite lived intangible assets was complex and required the involvement of valuation specialists due to the judgmental nature of the assumptions used in the valuation process. The fair value estimate was sensitive to significant assumptions including future revenue, royalty rate and discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite lived intangible asset fair value assessment process. This included testing controls over management’s review over the projected financial information and significant assumptions used in the valuation model as well as controls over the carrying value of the Maytag and JennAir indefinite lived intangibles.

To test the estimated fair value of the Maytag and JennAir indefinite lived intangible assets, we performed audit procedures that included, among others, assessing methodologies used in the model and testing the significant assumptions discussed above. This included comparing the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the reasonableness of management’s projections used in the fair value calculation and obtained support for initiatives supporting these projections. We also compared previous forecasts to actual results to assess management’s forecasting process. To assess the discount rate, we reviewed the methodology used by the Company and considered each input relative to current economic factors.

We involved valuation specialists to assist in evaluating the significant assumptions and methodologies. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the indefinite lived intangible asset that would result from changes in the assumptions. In addition, we tested the mathematical accuracy of the model.

Valuation of Unrecognized Income Tax Benefits

Description of the Matter
As of December 31, 2022, the Company has Unrecognized Income Tax Benefits of $589 million as described in Note 15 to the consolidated financial statements. The Company records the benefits of an uncertain tax position in the consolidated financial statements after determining it is more likely than not that the uncertain tax position will be sustained upon examination based on its technical merits.

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

Revenue Recognition - Completeness and Valuation of Customer Sales Incentives (Promotions Liabilities)

Description of the Matter
As of December 31, 2022, the Company’s accrued promotional liability was $623 million. As discussed in Note 2 to the consolidated financial statements, the Company recognizes a reduction to revenue and a corresponding accrued promotional liability based on the amount of customer sales incentives to be paid to trade customers. This estimate is accounted for as a reduction to revenue in the period incurred and primarily calculated using the expected value method.

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

Our audit procedures over completeness and valuation included, among others, testing a sample of key inputs to the promotional liability, including reviewing key customer contractual agreements and third-party sales data. We performed testing over activity subsequent to the balance sheet date to determine the impact, if any, these items have on the 2022 financial statements. In addition, to assess management’s estimation accuracy, we perform a lookback analysis which compares the amount accrued in the prior year to the amount subsequently paid.

We also performed analytical procedures on a disaggregated level and performed inquiries of sales personnel and key finance management personnel.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1927.

Chicago, Illinois
February 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Whirlpool Corporation
Opinion on Internal Control over Financial Reporting
We have audited Whirlpool Corporation's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Whirlpool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of InSinkErator, which is included in the 2022 consolidated financial statements of the Company and constituted 2% of total assets as of December 31, 2022, excluding goodwill and intangibles, and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of InSinkErator.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 10, 2023 expressed an unqualified opinion thereon.
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
February 10, 2023

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2022, 2021 and 2020
(Millions of dollars)

Description	Balance at Beginning of Period	Charged to Cost and and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2022:	$97	$7	$(55)	$49
Year Ended December 31, 2021:	132	6	(41)	97
Year Ended December 31, 2020:	132	42	(42)	132
Deferred tax valuation allowance (2)
Year Ended December 31, 2022:	$195	$222	$(5)	$412
Year Ended December 31, 2021:	214	(20)	1	195
Year Ended December 31, 2020:	192	12	10	214
(1)With respect to allowance for doubtful accounts, the amounts represent accounts charged off, net of translation adjustments and transfers. Recoveries were nominal for 2022, 2021 and 2020.
(2)For additional information about our deferred tax valuation allowances, refer to Note 15 to the Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]