Form 10-Q
period 2023-03-31
WHIRLPOOL CORP /DE/
filed 2023-04-25
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 21, 2023
Common stock, par value $1.00 per share	54,757,938

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three months ended March 31, 2023

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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2023	2022
Net sales	$4,649	$4,920
Expenses
Cost of products sold	3,886	4,069
Gross margin	763	851
Selling, general and administrative	487	376
Intangible amortization	11	9
Restructuring costs	—	5
(Gain) loss on sale and disposal of businesses	222	—
Operating profit (loss)	43	461
Other (income) expense
Interest and sundry (income) expense	77	(7)
Interest expense	75	41
Earnings (loss) before income taxes	(109)	427
Income tax expense (benefit)	68	106
Equity method investment income (loss), net of tax	1	(5)
Net earnings (loss)	(176)	316
Less: Net earnings (loss) available to noncontrolling interests	3	3
Net earnings (loss) available to Whirlpool	$(179)	$313
Per share of common stock
Basic net earnings available to Whirlpool	$(3.27)	$5.37
Diluted net earnings available to Whirlpool	$(3.27)	$5.33
Dividends declared	$1.75	$1.75
Weighted-average shares outstanding (in millions)
Basic	54.8	58.3
Diluted	54.8	58.7

Comprehensive income (loss)	$(177)	$374
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,359	$1,958
Accounts receivable, net of allowance of $49 and $49, respectively	1,612	1,555
Inventories	2,351	2,089
Prepaid and other current assets	630	653
Assets held for sale	143	139
Total current assets	6,095	6,394
Property, net of accumulated depreciation of $5,064 and $4,808, respectively	2,104	2,102
Right of use assets	697	691
Goodwill	3,328	3,314
Other intangibles, net of accumulated amortization of $410 and $400, respectively	3,154	3,164
Deferred income taxes	1,096	1,063
Other noncurrent assets	390	396
Total assets	$16,864	$17,124
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,467	$3,376
Accrued expenses	542	481
Accrued advertising and promotions	421	623
Employee compensation	151	159
Notes payable	9	4
Current maturities of long-term debt	300	248
Other current liabilities	631	550
Liabilities held for sale	461	490
Total current liabilities	5,982	5,931
Noncurrent liabilities
Long-term debt	7,382	7,363
Pension benefits	156	184
Postretirement benefits	93	96
Lease liabilities	594	584
Other noncurrent liabilities	423	460
Total noncurrent liabilities	8,648	8,687
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 114 million shares issued, respectively, and 55 million and 54 million shares outstanding, respectively	114	114
Additional paid-in capital	3,064	3,061
Retained earnings	7,985	8,261
Accumulated other comprehensive loss	(2,091)	(2,090)
Treasury stock, 60 million and 60 million shares, respectively	(7,011)	(7,010)
Total Whirlpool stockholders' equity	2,061	2,336
Noncontrolling interests	173	170
Total stockholders' equity	2,234	2,506
Total liabilities and stockholders' equity	$16,864	$17,124

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2023	2022
Operating activities
Net earnings (loss)	$(176)	$316
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	89	112
(Gain) loss on sale and disposal of businesses	222	—
Changes in assets and liabilities:
Accounts receivable	(155)	248
Inventories	(284)	(384)
Accounts payable	(24)	(217)
Accrued advertising and promotions	(229)	(272)
Accrued expenses and current liabilities	99	186
Taxes deferred and payable, net	43	79
Accrued pension and postretirement benefits	(14)	(28)
Employee compensation	3	(234)
Other	(51)	(134)
Cash provided by (used in) operating activities	(477)	(328)
Investing activities
Capital expenditures	(96)	(87)
Proceeds from sale of assets and businesses	—	75
Acquisition of businesses, net of cash acquired	(14)	—
Cash provided by (used in) investing activities	(110)	(12)
Financing activities
Net proceeds from borrowings of long-term debt	303	—
Net proceeds (repayments) of long-term debt	(250)	—
Net proceeds (repayments) from short-term borrowings	9	—
Dividends paid	(97)	(103)
Repurchase of common stock	—	(533)
Common stock issued	1	2
Other	(4)	3
Cash provided by (used in) financing activities	(38)	(631)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	41
Less: decrease in cash classified as held for sale	(1)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(599)	(930)
Cash, cash equivalents and restricted cash at beginning of year	1,958	3,044
Cash, cash equivalents and restricted cash at end of period	$1,359	$2,114

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2022.
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
On June 27, 2022, our subsidiary Whirlpool EMEA SpA entered into a share purchase agreement with Arçelik A.Ş. (“Arcelik”) to sell our Russian business to Arcelik for contingent consideration. The sale of the Russian business was completed on August 31, 2022. Furthermore, macroeconomic volatility continues to impact countries across the world, and the duration and severity of the effects are currently unknown.
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at March 31, 2023. These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after April 25, 2023, including those resulting from the impacts of macroeconomic volatility as well as the ongoing conflict in Ukraine, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our JennAir and Maytag trademarks continue to be at risk at March 31, 2023. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively effect revenues for the JennAir and Maytag trademarks, but we remain committed to the strategic actions necessary to realize the long-term forecasted revenues and profitability of these trademarks. A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance for our JennAir or Maytag trademarks, among other factors, as a result of the macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the first quarter of 2023.
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
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of March 31, 2023 and December 31, 2022, these arrangements include residual value guarantees of up to approximately $334 million and $334 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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
Supply Chain Financing Arrangements
The Company has ongoing agreements globally with various third-parties to provide certain suppliers the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. Under these agreements, the average payment terms range from 120 to 180 days and are based on industry standards and best practices within each of our global regions. Whirlpool has no assets pledged as part of our global programs.

We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. For certain arrangements, the Company will guarantee receivables due from wholly-owned subsidiaries. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Condensed Balance Sheets. Approximately $1.2 billion have been issued to participating financial institutions as of March 31, 2023 and $1.1 billion as of December 31, 2022, respectively, of which $408 million and $368 million, respectively, of the balance issued is related to our European major domestic appliance business which was classified as held for sale in the fourth quarter of 2022.
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

Millions of dollars		March 31, 2023	December 31, 2022
Other noncurrent assets	Carrying value of equity interest	$203	$201
Accounts payable	Outstanding amounts due	$76	$75

Millions of dollars	Three Months Ended March 31,
	2023	2022
Purchases from Whirlpool China	$59	$102
The licensing revenue and outstanding accounts receivable from Whirlpool China and its subsidiaries are not material for the periods presented.
The market value of our 20% investment in Whirlpool China, based on the quoted market price, is $179 million as of March 31, 2023. Management has concluded that there are no indicators for an other-than-temporary impairment.
Related Party Transactions
The Company has a controlling equity ownership of 87% in Elica PB India which is consolidated in Whirlpool Corporation's financial statements and is reported within our Asia reportable segment. Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $30 million as of March 31, 2023 and $31 million as of December 31, 2022, respectively. Other assets or liabilities of Elica PB India are not material to the Consolidated Condensed Financial Statements of the Company for the periods presented.
Both Whirlpool India and the non-controlling interest shareholders retain an option for Whirlpool India to purchase the remaining equity interest in Elica PB India for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.
Adoption of New Accounting Standards
We adopted the following standard as of January 1, 2023:

Standard		Effective Date
2022-04	Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	January 1, 2023
All other issued and not yet effective accounting standards are not relevant or material to the Company.

(2)    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. We sell products within all product categories in each operating segment. For additional information on the disaggregated revenues by geographic regions, see Note 12 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
Millions of dollars	2023	2022
Major product categories:
Laundry	$1,295	$1,333
Refrigeration	1,372	1,528
Cooking	1,092	1,281
Dishwashing	432	450
Total major product category net sales	$4,191	$4,592
Spare parts and warranties	236	234
Other	222	94
Total net sales	$4,649	$4,920
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three months ended March 31, 2023.

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
The following table summarizes our allowance for expected credit losses and bad debt by operating segment for the three months ended March 31, 2023:

Millions of dollars	December 31, 2022	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	March 31, 2023
Accounts receivable allowance
North America	$6	$(1)	$(1)	$—	$—	$4
EMEA	2	—	—	1	(1)	2
Latin America	38	1	(1)	2	—	40
Asia	3	—	—	—	—	3
Consolidated	$49	$—	$(2)	$3	$(1)	$49
Financing receivable allowance
Latin America	$27	$—	$—	$1	$—	$28
Consolidated	$76	$—	$(2)	$4	$(1)	$77
(1) Starting from the fourth quarter of 2022, accounts receivable allowance of our European major domestic appliance business is transferred to assets held for sale. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
We recorded an immaterial amount of bad debt expense for the periods ended March 31, 2023 and December 31, 2022, respectively.

(3)    INVENTORIES
The following table summarizes our inventories at March 31, 2023 and December 31, 2022:

Millions of dollars	March 31, 2023	December 31, 2022
Finished products	$1,820	$1,580
Raw materials and work in process	531	509
Total Inventories	$2,351	$2,089
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at March 31, 2023 and December 31, 2022:

Millions of dollars	March 31, 2023	December 31, 2022
Land	$32	$32
Buildings	876	862
Machinery and equipment	6,260	6,016
Accumulated depreciation	(5,064)	(4,808)
Property, plant and equipment, net	$2,104	$2,102
During the three months ended March 31, 2023, we disposed of land, buildings, machinery and equipment with a net book value of $1 million, compared to $17 million in the same period of 2022. The net loss on the disposals was not material for the three months ended March 31, 2023. The net gain on the disposals of $57 million for the same period of 2022 was primarily driven by a sale-leaseback transaction.
For additional information see Note 1 to the Consolidated Condensed Financial Statements.
(5)    FINANCING ARRANGEMENTS
Debt Offering

On February 22, 2023, the Company completed its offering of $300 million aggregate principal amount of 5.5% Senior Notes due 2033 (the “2033 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2033 Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank, National Association and Citibank, N.A.), as trustee. The sale of the 2033 Notes was made pursuant to the terms of an Underwriting Agreement, dated February 14, 2023, with BNP Paribas Securities Corp., ING Financial Markets LLC, Mizuho Securities USA LLC, SMBC Nikko Securities America, Inc. and SG Americas Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2033 Notes. The Company used the net proceeds from the sale of the 2033 Notes to repay $250 million aggregate principal amount of 3.7% Notes which were paid on March 1, 2023, and for general corporate purposes.

On May 4, 2022, the Company completed its offering of $300 million in principal amount of 4.7% Senior Notes due 2032 (the “2032 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2032 Notes were issued under the Indenture. The sale of the 2032 Notes was made pursuant to the terms of an Underwriting Agreement, dated May 2, 2022, among the Company, as issuer, and BNP Paribas Securities Corp., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Mizuho Securities USA LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2032 Notes. The 2032 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2032 Notes to redeem $300 million aggregate principal amount of 4.7% Notes which were paid on June 1, 2022.
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

The term loan facility is divided into two tranches: a $1 billion tranche with a maturity date of April 30, 2024 and a $1.5 billion tranche with a maturity date of October 31, 2025.

The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over secured overnight financing rate ("SOFR") for the 18-month tranche is 0.75%; (2) the spread over SOFR for the 3-year tranche is 1.00%; (3) the spread over prime for both tranches is zero; and (4) the ticking fee for both tranches is 0.10%, as of the date hereof.

The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the term loan agreement as of March 31, 2023.
The outstanding amount for this term loan at March 31, 2023 was $2.5 billion.
Credit Facilities
On May 3, 2022, the Company entered into a Fifth Amended and Restated Long-Term Credit Agreement (the “Amended Long-Term Facility”) by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. BNP Paribas, Mizuho Bank, Ltd. and Wells Fargo Bank, National Association acted as Documentation Agents. JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Citibank, N.A., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC acted as Joint Lead Arrangers and Joint Bookrunners for the Amended Long-Term Facility. Consistent with the Company’s prior credit agreement, the Amended Long-Term Facility provides an aggregate borrowing capacity of $3.5 billion. The facility has a maturity date of May 3, 2027, unless earlier terminated.

The interest rate payable with respect to the Amended Long-Term Facility reflect a decrease of 0.125% in the interest rate margin from the Company’s prior credit facility, and will be based on the Company’s current debt rating, Term SOFR (Secured Overnight Financing Rate) + 1.00% interest rate margin per annum (with a 0.10% SOFR spread adjustment) or the Alternate Base Rate + 0.00% per annum, at the Company’s election.

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. Many of the lenders have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending and/or commercial banking services, or other services for Whirlpool Corporation and its subsidiaries, for which they have received, and may in the future receive, customary compensation and expense reimbursement. We were in compliance with our interest coverage ratio under the revolving credit facility as of March 31, 2023.

In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $2.5 billion term loan, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $209 million at March 31, 2023 and $204 million at December 31, 2022, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2024.
We had $2.5 billion drawn on the committed credit facilities at March 31, 2023 and December 31, 2022, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at March 31, 2023 and December 31, 2022:

Millions of dollars	March 31, 2023	December 31, 2022
Total notes payable	$9	$4
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
Certain arrangements include servicing of transferred receivables by Whirlpool. The amount of cash proceeds received under these arrangements was $51 million for the three months ended March 31, 2023. No amounts were received under these arrangements for the three months ended March 31, 2022. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $51 million as of March 31, 2023 and $80 million as of December 31, 2022, respectively.
(6)    COMMITMENTS AND CONTINGENCIES
Embraco Antitrust Matters
Beginning in February 2009, our former Embraco compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions. Embraco resolved the government investigations and related claims in various jurisdictions and certain other claims remain pending.
Whirlpool agreed to retain potential liabilities related to this matter following closing of the Embraco sale transaction. We have resolved all potentially material claims and do not anticipate any additional material financial impacts related to this matter.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at March 31, 2023. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.2 billion Brazilian reais

(approximately $428 million at March 31, 2023).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 275 million Brazilian reais (approximately $54 million at March 31, 2023), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately $313 million Brazilian reais (approximately $62 million at March 31, 2023). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Legacy EMEA Legal Matters
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France, including Whirlpool and Indesit. The FCA investigation was split into two parts, and in December 2018, we finalized a settlement with the FCA on the first part of the investigation. The second part of the FCA investigation, which is focused primarily on manufacturer interactions with retailers, is ongoing. The Company is fully cooperating with this investigation.
Although it is currently not possible to assess the impact, if any, that additional matters related to the FCA investigation may have on our financial statements, matters related to the FCA investigation could have a material adverse effect on our financial statements in any particular reporting period.
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
The aggregate amount accrued by the Company related to legacy EMEA legal matters was $62 million as of March 31, 2023.
Latin America Indirect Tax Review
In the first quarter of 2023, we accrued an immaterial amount in our consolidated condensed financial statements related to prior-period Value Added Tax (VAT) remittances in our Latin America region. We are continuing to review the matter and any potential additional impacts, if any; such matter could have a material adverse effect on our financial statements in any particular reporting period.
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020 and the dismissal was affirmed on appeal in July 2022. Plaintiffs filed a petition with the U.S. Supreme Court in January 2023 which was subsequently denied. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. In the fourth quarter of 2022, we accrued an immaterial amount related to these claims in our financial statements. Additional claims may be filed related to this incident.
Other Litigation
See Note 11 for information on certain U.S. income tax litigation. In addition, we are currently defending against two lawsuits that have been certified for treatment as class actions in U.S. federal court, relating to two top-load washing machine models. In December 2019, the court in one of these lawsuits entered summary judgment in Whirlpool's favor. That ruling remains subject to appeal, and the other lawsuit is ongoing. We believe the lawsuits are without merit and are vigorously defending them. Given the preliminary stage of the proceedings, we cannot reasonably estimate a range of loss, if any, at this time. The resolution of these matters could have a material adverse effect on our financial statements in any particular reporting period.
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

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2023	2022
Balance at January 1 (1)	$190	$286
Issuances/accruals during the period	58	71
Settlements made during the period/other	(56)	(79)
Balance at March 31	$192	$278

Current portion	$131	$187
Non-current portion	61	91
Total	$192	$278

(1) Product warranty reserve of $59 million of our European major domestic appliance business has been transferred to liabilities held for sale in the fourth quarter of 2022.

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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At March 31, 2023 and December 31, 2022, the guaranteed amounts totaled 854 million Brazilian reais (approximately $168 million at March 31, 2023) and 1,122 million Brazilian reais (approximately $215 million at December 31, 2022), respectively. The fair value of these guarantees were nominal at March 31, 2023 and December 31, 2022. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $2.9 billion at March 31, 2023 and $2.9 billion at December 31, 2022, respectively. Our total short-term outstanding bank indebtedness under guarantees was nominal at both March 31, 2023 and December 31, 2022.
(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	29	20	6	4	2	2
Expected return on plan assets	(36)	(36)	(6)	(9)	—	—
Amortization:
Actuarial loss	9	15	2	3	—	—
Prior service credit	—	—	—	—	(11)	(12)
Settlement and curtailment (gain) loss	—	—	—	1	—	—
Net periodic benefit cost (credit)	$3	$—	$3	$—	$(9)	$(10)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Operating profit (loss)	$1	$1	$1	$1	$—	$—
Interest and sundry (income) expense	2	(1)	2	(1)	(9)	(10)
Net periodic benefit cost	$3	$—	$3	$—	$(9)	$(10)

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at March 31, 2023 and December 31, 2022, respectively.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, or certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at March 31, 2023 and December 31, 2022.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of March 31, 2023 and December 31, 2022.

The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at March 31, 2023 and December 31, 2022. Hedge assets and liabilities of our European major domestic appliance business have been classified as held for sale and are excluded from the table below.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2023	2022	2023	2022	2023	2022		2023	2022
Derivatives accounted for as hedges(1)
Commodity swaps/options	$220	$170	$4	$7	$15	$17	(CF)	21	24
Foreign exchange forwards/options	1,094	998	17	24	27	20	(CF/NI)	15	15
Cross-currency swaps	618	618	5	5	46	42	(CF)	71	74
Total derivatives accounted for as hedges			$26	$36	$88	$79
Derivatives not accounted for as hedges
Commodity swaps/options	$—	$1	$—	$—	$—	$—	N/A	0	0
Foreign exchange forwards/options	331	439	—	5	1	6	N/A	5	5
Total derivatives not accounted for as hedges			—	5	1	6
Total derivatives			$26	$41	$89	$85

Current			$25	$40	$40	$41
Noncurrent			1	1	49	44
Total derivatives			$26	$41	$89	$85
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended March 31,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Millions of dollars		2023	2022
Cash flow hedges
Commodity swaps/options		$—	$39
Foreign exchange forwards/options		(20)	(43)
Cross-currency swaps		(1)	8
Interest rate derivatives		(1)	23
Net Investment hedges
Foreign currency		—	(16)
		(22)	11

		Three Months Ended March 31,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2023	2022
Commodity swaps/options	Cost of products sold	$—	$18
Foreign exchange forwards/options	Net sales	—	—
Foreign exchange forwards/options	Cost of products sold	(8)	(5)
Foreign exchange forwards/options	Interest and sundry (income) expense	9	29
Cross-currency swaps	Interest and sundry (income) expense	(7)	41
Interest rate derivatives	Interest expense	—	—
		(6)	83

		Three Months Ended March 31,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2023	2022
Foreign exchange forwards/options	Interest and sundry (income) expense	$13	$(16)
(2)Change in gain (loss) recognized in OCI (effective portion) for the three months ended March 31, 2023 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $5 million and $19 million for the three months ended March 31, 2023 and 2022, respectively. The tax impact of the net investment hedges was $0 million and $3 million for the three months ended March 31, 2023 and 2022, respectively.
(3)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended March 31, 2023 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended March 31, 2023, and 2022. There were no hedges designated as fair value for the periods ended March 31, 2023, and 2022. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $20 million at March 31, 2023.
(9)    FAIR VALUE MEASUREMENTS
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2023	2022	2023	2022	2023	2022	2023	2022
Short-term investments (1)	$985	$1,209	$773	$934	$212	$275	$985	$1,209
Net derivative contracts	—	—	—	—	(63)	(44)	(63)	(44)
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
On December 20, 2022, the Company's board authorized the transaction with Arcelik and the European major domestic appliance business was classified as held for sale during the fourth quarter of 2022. The disposal group was measured at fair value less cost to sell. We used a discounted cash flow analysis and multiple market data points in our analysis to determine fair value (Level 3 input) of the 25% interest retained, resulting in an estimated fair value of $143 million. The discounted cash flow analysis utilized a discount rate of 16.5%.
During the three months ended March 31, 2023, we recorded an increase of $222 million to the loss on sale and disposal of businesses. The adjustment reflects ongoing reassessment of the fair value less costs to sell of the disposal group and transaction costs and will continue to be evaluated each reporting period until completion of the transaction.
See Note 13 to the Consolidated Condensed Financial Statements for additional information.
InSinkErator Acquisition
On October 31, 2022, we completed the acquisition of the InSinkErator business pursuant to the terms of the Acquisition Agreement with Emerson. The acquisition has been accounted for as a business combination under the acquisition method of accounting. This requires allocation of the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, including goodwill and other intangible assets. The Company is in the process of finalizing third-party valuations for the purchase price allocation which are subject to change.
The estimated value of property, plant and equipment included adjustments totaling $36 million to increase the net book value to the preliminary fair value estimate of $174 million. The fair value of property, plant and equipment was determined using both a cost and market approach. The model used primarily included Level 2 and 3 inputs. This estimate is based on other comparable acquisitions and historical experience, and preliminary expectations as to the duration of time we expect to realize benefits from those assets.
The estimated value of inventory included adjustments totaling $10 million to step-up inventory to an estimated fair value of $93 million. The fair value of inventory was estimated using the comparative sales method. The model used primarily included Level 2 and 3 inputs. To estimate the fair value of inventory, we considered the components of InSinkErator’s inventory, as well as estimates of selling prices and selling and distribution costs that were based on InSinkErator’s historical experience.
The estimated fair values of identifiable intangible assets acquired were prepared using an income valuation approach, which requires a forecast of expected future revenues, future cash flows and discount rates (Level 3 inputs), either through the use of the relief-from-royalty method, the multi-period excess earnings method or the with and without method.
During the first quarter of 2023, Whirlpool finalized the total consideration paid for the InSinkErator business and processed applicable measurement period adjustments. The purchase accounting adjustments during the period were not material. The Company expects to finalize any further purchase accounting adjustments as soon as practicable, but no later than one year from the acquisition date. See Note 13 to the Consolidated Condensed Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $7.2 billion and $7.0 billion at March 31, 2023 and December 31, 2022, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2022	$2,506	$8,261	$(2,090)	$(3,949)	$114	$170
Comprehensive income (loss)
Net earnings (loss)	(176)	(179)	—	—	—	3
Other comprehensive income	(1)	—	(1)	—	—	—
Comprehensive income (loss)	(177)	(179)	(1)	—	—	3
Stock issued (repurchased)	2	—	—	2	—	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2023	2,234	7,985	(2,091)	(3,947)	114	173

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2021	$5,013	$10,170	$(2,357)	$(3,081)	$114	$167
Comprehensive income (loss)
Net earnings (loss)	316	313	—	—	—	3
Other comprehensive income	58	—	58	—	—	—
Comprehensive income (loss)	374	313	58	—	—	3
Stock issued (repurchased)	(539)	—	—	(539)	—	—
Dividends declared	(103)	(103)	—	—	—	—
Balances, March 31, 2022	$4,745	$10,380	$(2,299)	$(3,620)	$114	$170

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2023			2022
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(1)	—	$(1)	$105	3	$108
Cash flow hedges	(16)	5	(11)	(56)	19	(37)
Pension and other postretirement benefits plans	13	(2)	11	(15)	2	(13)
Other comprehensive income (loss)	(4)	3	(1)	34	24	58
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(4)	$3	$(1)	$34	$24	$58
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
There were no material net impacts of the reclassification adjustments out of accumulated other comprehensive income (loss) included in net earnings (loss) for the three months ended March 31, 2023:
Net earnings (loss) per Share
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2023	2022
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$(179)	$313
Denominator for basic earnings per share - weighted-average shares	54.8	58.3
Effect of dilutive securities - share-based compensation	—	0.4
Denominator for diluted earnings per share - adjusted weighted-average shares	54.8	58.7
Anti-dilutive stock options/awards excluded from earnings per share	0.9	0.3
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the three months ended March 31, 2023, we did not repurchase any shares under these share repurchase programs. At March 31, 2023, there were approximately $2.6 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.
(11)    INCOME TAXES
Income tax expense was $68 million for the three months ended March 31, 2023, compared to income tax expense of $106 million in the same period of 2022. For the three months ended March 31, 2023, the decrease in income tax expense from the prior period is primarily due to overall lower level of earnings and related tax expense, audits and settlements, and impacts of non-deductible charges, including loss on sale and disposal and non-deductible fines and penalties.

The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2023	2022
Earnings (Loss) before income taxes	$(109)	$427

Income tax expense (benefit) computed at United States statutory tax rate	(23)	90
State and local taxes, net of federal tax benefit	1	9
Valuation allowances	4	7
Audit and Settlements	20	—
U.S. foreign income items, net of credits	2	(8)
Non deductible impairments	50	—
Non deductible fines and penalties	10	—
Other	4	8
Income tax expense (benefit) computed at effective worldwide tax rates	68	106
(1) Prior year amounts on the table above have been reclassified to conform with current year presentation.
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
(12)    SEGMENT INFORMATION
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2023	$2,747	$889	$757	$256	$—	$4,649
2022	2,791	1,084	760	285	—	4,920
Intersegment sales
2023	$58	$23	$377	$11	$(469)	$—
2022	72	24	360	11	(467)	—
Depreciation and amortization
2023	$52	$—	$17	$5	$15	$89
2022	43	35	16	5	13	112
EBIT
2023	$274	$5	$39	$8	$(359)	$(33)
2022	454	(27)	54	14	(32)	463
Total assets
March 31, 2023	$11,052	$4,990	$4,498	$1,600	$(5,276)	$16,864
December 31, 2022	10,913	5,240	4,343	1,516	(4,888)	17,124
Capital expenditures
2023	$47	$19	$15	$3	$12	$96
2022	30	12	23	6	16	87

The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended March 31,
in millions	2023	2022
Items not allocated to segments:
Restructuring charges	$—	$(5)
Legacy EMEA legal matters	(62)	—
Gain (loss) on sale and disposal of businesses	(222)	—
Corporate expenses and other	(75)	(27)
Total other/eliminations	$(359)	$(32)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended March 31,
in millions	2023	2022
Operating profit	$43	$461
Interest and sundry (income) expense	77	(7)
Equity method investment income (loss), net of tax	1	(5)
Total EBIT	$(33)	$463
Interest expense	75	41
Income tax expense	68	106
Net earnings (loss)	$(176)	$316
Less: Net earnings available to noncontrolling interests	3	3
Net earnings (loss) available to Whirlpool	$(179)	$313
(13) ACQUISITIONS AND DIVESTITURES
European Major Domestic Appliance Business Held for Sale
On January 16, 2023, Whirlpool entered into a contribution agreement with Arçelik B.V. (“Arcelik”) to carve out and contribute our major domestic appliance European business operations into a newly formed European appliance company which constitutes a combination of Arcelik’s and Whirlpool's European businesses. Whirlpool will own approximately 25% and Arcelik will own approximately 75% of the European appliance company. Separately, Whirlpool agreed in principle to the sale of Whirlpool’s Middle East and Africa business to Arcelik. These transactions are collectively referred to as European major domestic appliance business. The sale includes the Company's major domestic appliance business in EMEA, including nine production sites. The transaction is subject to certain closing conditions and expected to be completed in the second half of 2023.
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
We recorded an adjustment of $222 million during the three months ending March 31, 2023, primarily due to seasonal working capital fluctuations, which resulted in a total loss of $1,743 million for the transaction. This adjustment is recorded in the loss on sale and disposal of businesses and reflects transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which will continue to be evaluated each reporting period until completion of the transaction.
Both Whirlpool and the post-closing controlling interest shareholder retain an option for Arcelik to purchase the remaining equity interest in a newly formed European appliance company for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.
The following table presents the carrying amounts of the major classes of the disposal group's assets and liabilities as of March 31, 2023 and December 31, 2022, respectively.

Millions of dollars	March 31, 2023	December 31, 2022
Carrying amounts of major classes of assets
Current Assets
Cash and cash equivalents	$95	$94
Accounts receivable, net of allowance of $33 and $32, respectively	792	667
Inventories	673	650
Prepaid and other current assets	128	145
Total current assets	$1,688	$1,556
Property, net of accumulated depreciation of $1,666 and $1,648, respectively	$854	$822
Right of use assets	155	163
Other intangibles, net of accumulated amortization of $144 and $141, respectively	282	279
Deferred income taxes	619	610
Other noncurrent assets	17	17
Total noncurrent assets	$1,927	$1,891
Total assets	$3,615	$3,447
Carrying amounts of major classes of liabilities
Current liabilities
Accounts payable	$1,336	$1,394
Accrued expenses	169	152
Accrued advertising and promotions	152	172
Employee compensation	117	107
Notes payable	6	3
Other current liabilities	111	125
Total current liabilities	$1,891	$1,953
Noncurrent liabilities
Long-term debt	$1	$2
Pension benefits	107	122
Lease liabilities	125	131
Other noncurrent liabilities	97	88
Total noncurrent liabilities	$330	$343
Total liabilities	$2,221	$2,296

Total net assets of the disposal group classified as held for sale	$1,394	$1,151

Assets held for sale	Fair value of interest retained	$143	$139
Liabilities held for sale	Cumulative currency translation adjustment and Other comprehensive income on pension	$461	$490
The following table summarizes European major appliances business' earnings (loss) available to Whirlpool before income taxes for the three months ended March 31, 2023 and March 31, 2022 respectively:

	Three Months Ended March 31,
in millions	2023	2022
Earnings (loss) before income taxes	$—	$(30)
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
On October 31, 2022, we completed the acquisition of the InSinkErator business pursuant to the terms of the Purchase Agreement. We used the net proceeds from a $2.5 billion borrowing under our delayed draw term loan facility and $500 million of cash on hand to fund the acquisition. See Note 5 to the Consolidated Condensed Financial Statements for additional information about the term loan facility.
Purchase Price Allocation
The acquisition has been accounted for as a business combination under the acquisition method of accounting. This requires allocation of the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, including goodwill and other intangible assets. The Company is in the process of finalizing third-party valuations for the preliminary purchase price allocation which are subject to change. During the first quarter of 2023, Whirlpool finalized the total consideration paid for the InSinkErator business and processed applicable measurement period adjustments. An additional $14 million of consideration was paid for the InSinkErator business, which increased the amount of goodwill recognized as a result of the acquisition. Other purchase accounting adjustments during the period were not material. The Company expects to finalize any further purchase accounting adjustments as soon as practicable, but no later than one year from the acquisition date.
The following table presents the preliminary allocation of purchase price related to the InSinkErator acquisition, as of March 31, 2023:

(in millions)	Amount
Cash and cash equivalents	$7
Receivables, net	74
Inventories	93
Other current assets	1
Property, plant and equipment, net	174
Goodwill	1,151
Other intangible assets	1,630
Other assets	11
Accounts payable	49
Accrued expenses	26
Other current liabilities	34
Deferred income taxes	1
Other long-term liabilities	10
Total Estimated Purchase Consideration	$3,021

(14) GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	Latin America	Asia	Total Whirlpool
Beginning balance December 31, 2022	$2,829	$33	$452	$3,314
Acquisitions(1)	14	—	—	14
Ending net balance March 31, 2023	$2,843	$33	$452	$3,328
(1)Increase in goodwill is related to the purchase of InSinkErator business. For additional information, see Notes 9 and 13 to the Consolidated Condensed Financial Statements.
For the three months ended March 31, 2023, there no indicators of goodwill impairment for any of our reporting units based on our qualitative assessment.
Other Intangible Assets
The following table summarizes other intangible assets for the periods presented:

	March 31, 2023			December 31, 2022
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives
Customer relationships (1)	$668	$(296)	$372	$668	$(287)	$381
Patents and other (2)	116	(114)	2	116	(113)	3
Total other intangible assets, finite lives	$784	$(410)	$374	$784	$(400)	$384
Trademarks, indefinite lives	2,780	—	2,780	2,780	—	2,780
Total other intangible assets	$3,564	$(410)	$3,154	$3,564	$(400)	$3,164
(1) Customer relationships have an estimated useful life of 5 to 19 years.
(2) Patents and other intangibles have an estimated useful life of 3 to 43 years.
For the three months ended March 31, 2023, there were no indicators of impairment associated with other intangible assets based on our qualitative assessment.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition of the Company and generally discusses the results of operations for the current quarter compared to the same prior year period. MD&A is provided as a supplement to, and should be read in connection with, the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in this Form 10-Q.
Certain references to particular information in the Notes to the Consolidated Condensed Financial Statements are made to assist readers.
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool"), committed to being the best global kitchen and laundry company, in constant pursuit of improving life at home, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in ten countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia. Whirlpool had approximately $20 billion in annual net sales and 61,000 employees in 2022.
OVERVIEW
Whirlpool delivered first-quarter GAAP net earnings (loss) available to Whirlpool of $(179) million (net earnings (loss) margin of (3.9)%), or $(3.27) per share, compared to GAAP net earnings available to Whirlpool of $313 million (net earnings margin of 6.4%), or $5.33 per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $(477) million, compared to $(328) million in the same prior year period and free cash flow (non-GAAP) of $(573) million, compared to free cash flow of $(415) million in the same prior year period.
Whirlpool delivered first-quarter ongoing (non-GAAP) earnings per share of $2.66 and ongoing EBIT margin of 5.4%, compared to $5.31 and 9.4% in the same prior-year period. On a GAAP basis, net loss margins were impacted by approximately $284 million primarily due to a non-cash charge related to the strategic review of EMEA (see Footnote 13 for further information) and charges associated with legacy EMEA legal matters. On a GAAP and ongoing basis, quarterly results were impacted by unfavorable industry demand, price/mix and cost inflation, partially offset by share gains in North America along with portfolio transformation and cost takeout actions.
We continue to take actions to deliver shareholder value as we navigate through a challenging macro environment, demonstrated by strong market share gains in North America while advancing our portfolio transformation with the integration of InSinkErator and we continue to progress towards completing the European major domestic appliance transaction in the second half of 2023.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2023	2022	Better/(Worse) %
Net sales	$4,649	$4,920	(5.5)%
Gross margin	763	851	(10.3)
Selling, general and administrative	487	376	(29.5)
Restructuring costs	—	5	nm
(Gain) loss on sale and disposal of businesses	222	—	nm
Interest and sundry (income) expense	77	(7)	nm
Interest expense	75	41	(82.9)
Income tax expense (benefit)	68	106	35.8
Net earnings (loss) available to Whirlpool	$(179)	$313	nm
Diluted net earnings (loss) available to Whirlpool per share	$(3.27)	$5.33	nm
Consolidated net sales decreased 5.5% for the three months ended March 31, 2023, compared to the same period in 2022. The decrease for the three months ended March 31, 2023 was primarily driven by unfavorable industry demand and product price/mix, partially offset by share gains in North America and impacts of portfolio transformation. Excluding the impact of foreign currency, net sales decreased 3.7% for the three months ended March 31, 2023, compared to the same period in 2022.
The consolidated gross margin percentage of 16.4% for the three months ended March 31, 2023 decreased compared to 17.3% in the same prior-year period, driven by unfavorable industry demand and productivity, partially offset by reduced cost inflation.
Our operating segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our reportable segments. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. For additional information, see Note 12 to the Consolidated Condensed Financial Statements.
The following is a discussion of results for each of our operating segments. Each of our operating segments have been impacted by disruptions in supply chains and distribution channels, which largely stabilized in the first quarter of 2023, among other macroeconomic impacts.

.
NORTH AMERICA
Net Sales
Net sales decreased 1.6% for the three months ended March 31, 2023 compared to the same period in 2022, primarily driven by lower volume, partially offset by net sales from InSinkErator business which was acquired during the fourth quarter of 2022. Excluding the impact from foreign currency, net sales decreased 1.1% for the three months ended March 31, 2023, compared to the same period in 2022.

EBIT
EBIT decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to unfavorable impacts of cost inflation and product/price mix, partially offset by favorable impact of the InSinkErator acquisition. EBIT margin was 10.0% for the three months ended March 31, 2023, compared to 16.3% for the same period in 2022.

EMEA
Net Sales
Net sales decreased 18.0% for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is primarily driven by lower volume, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 13.2% for the three months ended March 31, 2023, compared to the same period in 2022.

EBIT
EBIT increased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to favorable product price/mix and the benefits of held for sale treatment, partially offset by unfavorable material costs and reduced volume. EBIT margin was 0.6% for the three months ended March 31, 2023, compared to (2.5)% for the same period in 2022.

LATIN AMERICA
Net Sales
Net sales were relatively flat for the three months ended March 31, 2023, compared to the same period in 2022. The sales were impacted by by lower volume, offset by favorable product price/mix. Excluding the impact from foreign currency, net sales were flat for the three months ended March 31, 2023, compared to the same period in 2022.

EBIT
EBIT decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to unfavorable cost inflation and foreign currency, partially offset by favorable product price/mix. EBIT margin was 5.2% for the three months ended March 31, 2023, compared to 7.1% for the same period in 2022.

ASIA
Net Sales
Net sales decreased 10.2% for the three months ended March 31, 2023 compared to the same period in 2022. The decrease is primarily driven by the impact of foreign currency. Excluding the impact from foreign currency, net sales decreased 3.4% for the three months ended March 31, 2023 compared to the same period in 2022.
EBIT
EBIT decreased for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to unfavorable product price/mix and the impact of foreign currency, partially offset by reduced cost inflation. EBIT margin was 3.1% for the three months ended March 31, 2023 compared to 4.8% for the same period in 2022.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2023	As a % of Net Sales	2022	As a % of Net Sales
North America	$219	8.0%	$160	5.7%
EMEA	87	9.8	95	8.8
Latin America	80	10.5	64	8.4
Asia	30	11.7	32	11.2
Corporate/other	71	—	25	—
Consolidated	$487	10.5%	$376	7.6%
Consolidated selling, general and administrative expenses increased for the three months ended March 31, 2023 compared to the same period in 2022 and is primarily driven by increase in employee compensation accruals and marketing investments, in addition to a gain from the sale-leaseback transaction in the prior period.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred immaterial restructuring charges for the three months ended March 31, 2023 and 2022, respectively. For the full year 2023, we expect to incur less than $50 million of restructuring charges, similar to the past two years.
(Gain) Loss on Sale and Disposal of Businesses
In the fourth quarter of 2022, we incurred a loss of $1,521 million related to the planned divestiture of our European major domestic appliance business. We recorded additional adjustment of $222 million during the three months ending March 31, 2023, primarily due to seasonal working capital fluctuations, which resulted in a total loss of $1,743 million for the transaction. This adjustment is recorded in the loss on sale and disposal of businesses and reflects transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which will continue to be evaluated each reporting period until completion of the transaction.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Net interest and sundry expense increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to reserves related to legacy EMEA legal matters. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense was $75 million for the three months ended March 31, 2023 compared to $41 million in the same period in 2022. The increase is primarily due to increase in long-term debt driven by the InSinkErator acquisition.
Income Taxes
Income tax expense was $68 million for the three months ended March 31, 2023 compared to income tax expense of $106 million in the same period of 2022. The decrease was primarily driven by overall lower level of earnings and related tax expense, audits and settlements, and impacts of non-deductible charges, including loss on sale and disposal and non-deductible fines and penalties.
For additional information, see Note 11 to the Consolidated Condensed Financial Statements.

Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2022.
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and JennAir trademarks continue to be at risk at March 31, 2023. None of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.
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
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, debt repayment, and returns to shareholders. We currently have $300 million of long-term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation or cash on hand.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.4 billion at March 31, 2023, the majority of which was held in the United States. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At March 31, 2023, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States (2.5%), Brazil (1.9%) and India (1.2%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil, which represented 1.8%. We continue to monitor general financial instability and uncertainty globally.

Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility and a committed $2.5 billion term loan. There were $2.5 billion drawn on the committed credit facilities at March 31, 2023. In addition to these facilities, we have committed credit facilities in Brazil and India that provide borrowings up to approximately $209 million at March 31, 2023. These facilities have maturities that run through 2027.
We were in compliance with our interest coverage ratio under the revolving credit facility as of March 31, 2023.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At March 31, 2023, we have no notes payable under the revolving credit facility or commercial paper programs. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material impacts from customer insolvencies during the three months ended March 31, 2023, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2023	2022
Cash provided by (used in):
Operating activities	$(477)	$(328)
Investing activities	(110)	(12)
Financing activities	(38)	(631)
Effect of exchange rate changes	27	41
Less: decrease in cash classified as held for sale	(1)	—
Net change in cash, cash equivalents and restricted cash	$(599)	$(930)
Cash Flows from Operating Activities
More cash was used in operating activities during the three months ended March 31, 2023 compared to the same period in 2022. The increase in cash used in operating activities was primarily driven by lower cash earnings and unfavorable changes in working capital, partially offset by a decrease in employee payments. The working capital change was primarily impacted by a decrease in volume.
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

Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2023 increased compared to the same prior year period primarily due to impacts of proceeds from the sale of assets and businesses in the prior year period.
Cash Flows from Financing Activities
Cash used in financing activities during the three months ended March 31, 2023 decreased compared to the same period in 2022, which primarily reflects lower share repurchases.
Financing Arrangements
The Company had total committed credit facilities of approximately $6.2 billion at March 31, 2023. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had $2.5 billion drawn on the committed credit facilities (representing amounts drawn on the term loan) at March 31, 2023 and December 31, 2022, respectively, which were used to fund the InSinkErator acquisition in the fourth quarter of 2022.
For additional information about our financing arrangements, see Note 5 to the Consolidated Condensed Financial Statements.
Dividends
On February 20, 2023, our Board of Directors approved a quarterly dividend on our common stock of $1.75 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2023, we had approximately $438 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 5 and 6 to the Consolidated Condensed Financial Statements.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended March 31,
	2023	2022
Net earnings (loss) available to Whirlpool (1)	$(179)	$313
Net earnings (loss) available to noncontrolling interests	3	3
Income tax expense (benefit)	68	106
Interest expense	75	41
Earnings before interest & taxes	$(33)	$463
Impact of M&A transactions (a)	222	—
Legacy EMEA legal matters (b)	62	—
Ongoing EBIT (2)	$251	$463
(1)Net earnings (loss) margin is approximately (3.9)% for the three months ended March 31, 2023 compared to 6.4% in the same prior year period. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three months ended March 31, 2023 and March 31, 2022, respectively.
(2)Ongoing EBIT margin is approximately 5.4% for the three months ended March 31, 2023 compared to 9.4% in the same prior year period. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three months ended March 31, 2023 and March 31, 2022, respectively.

Earnings Per Diluted Share	Three Months Ended March 31,
	2023	2022
Earnings per diluted share	$(3.27)	$5.33
Impact of M&A transactions (a)	4.05	—
Legacy EMEA legal matters (b)	1.14	—
Income tax impact	(0.78)	—
Normalized tax rate adjustment (c)	1.54	(0.02)
Share count adjustment (d)	(0.02)	—
Ongoing earnings per diluted share	$2.66	$5.31
Footnotes
(a) IMPACT OF M&A TRANSACTIONS - On January 16, 2023, we signed a contribution agreement to contribute our European major domestic appliance business into a newly formed entity with Arçelik. In connection with the transaction, the Company recorded a non-cash loss on disposal of $1,521 million in the fourth-quarter of 2022. During the first quarter of 2023 we recorded an adjustment of $222 million to the loss on sale and disposal of businesses increasing the total non-cash loss on disposal to $1,743 million for the transaction. The adjustment reflects ongoing reassessment of the fair value less costs to sell of the disposal group.
(b) LEGACY EMEA LEGAL MATTERS - The aggregate amount accrued by the Company related to the Competition Investigation and Trade Customer Insolvency matters of our European major domestic appliance business was $62 million for the three months ended March 31, 2023. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
(c) NORMALIZED TAX RATE ADJUSTMENT - During the first quarter of 2023, the Company calculated ongoing earnings per share using an adjusted tax rate of 15.0%, which excludes the non-tax deductible impact of M&A transactions of approximately $222 million recorded in the first quarter of 2023, to reconcile to our anticipated full-year ongoing effective tax rate between 14.0% and 16.0%. During the first quarter of 2022, the Company calculated ongoing earnings per share using an adjusted tax rate of 25.0% to reconcile to our anticipated full-year ongoing 2022 effective tax rate between 24% and 26%.
(d) SHARE COUNT ADJUSTMENT - During the first quarter of 2023, the Net earnings (loss) available to Whirlpool was a loss. Consequently any increases in the number of shares within the denominator results in a lower loss per share and is therefore antidilutive. As a result, the shares are not included in the Company's ongoing earnings per diluted share calculation.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate at our anticipated 2023 full-year adjusted tax rate between 14.0% and 16.0%. We currently estimate earnings per diluted share for 2023 to be within the following ranges:

2023
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2023	$13.00 - $15.00
Including:
Impact of M&A transactions	$1.67
Legacy EMEA legal matters	$1.13
Income tax impact	$(0.42)
Normalized tax rate adjustment	$0.62

Industry Demand
North America	(6) - (4)%
EMEA	(6) - (4)%
Latin America	(3) - (1)%
Asia	2 - 4%
For the full-year 2023, we expect to generate cash from operating activities of approximately $1,400 million and free cash flow of approximately $800 million, including restructuring cash outlays of approximately $25 million and capital expenditures of approximately $600 million.
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

Millions of dollars	2023
Current Outlook
Cash provided by (used in) operating activities (1)	~1,400
Capital expenditures	~600
Free cash flow	~800
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
OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 6 to the Consolidated Financial Statements. Unfavorable outcomes in these proceedings could have a material adverse effect on our financial statements in any particular reporting period.

Antidumping Petitions
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
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, including the conflict in Ukraine and related sanctions, COVID-related shutdowns and government actions in China, we expect to continue to be impacted by the following factors: a global shortage of certain components, such as semiconductors, a strain on raw material and input cost inflation which are expected to ease throughout 2023. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period. In addition, we are pursuing a business interruption insurance claim related to the 2021 Texas freeze, amounts related to which could be a material gain in a future period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2022.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
(b)Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading "Commitments and Contingencies" in Note 6 and “Other Income Tax Matters” in Note 11 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the three months ended March 31, 2023, we did not repurchase any shares under these programs. At March 31, 2023, there were approximately $2.6 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2023:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2023 through January 31, 2023	—		—	$2,587
February 1, 2023 through February 28, 2023	—		—	$2,587
March 1, 2023 through March 31, 2023	—		—	$2,587
Total	—		—
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

Exhibit 3.1	By-laws of Whirlpool Corporation (as of February 20, 2023) [Incorporated by reference from Exhibit 3.1 to the Company's Form 8-K (Commission file number 1-3932) filed February 21, 2023]

Exhibit 4.1
Certificate of Designated Officers of Whirlpool Corporation, dated February 22, 2023 [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on February 22, 2023]

Exhibit 10.1**
Waiver and Release Agreement effective March 16, 2023 by and between the Company and Joseph T. Liotine [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on March 22, 2023]

Exhibit 10.2**
Business Confidentiality, Cooperation, Termination, Settlement and Release Agreement dated March 24, 2023 between the Company and João Brega [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on March 30, 2023]

Exhibit 10.3**
Agreement for the Binding Exercise of the Position of Member of the Board of Directors and Non Compete dated March 24, 2023 between Whirlpool S.A. and João Brega [Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (Commission file number 1-3932) filed on March 30, 2023]

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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	April 25, 2023