Form 10-Q
period 2023-06-30
WHIRLPOOL CORP /DE/
filed 2023-07-25
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 21, 2023
Common stock, par value $1.00 per share	54,817,772

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2023

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
Website Disclosure
We routinely post important information for investors on our website, whirlpoolcorp.com, in the "Investors" section. We also intend to update the Hot Topics Q&A portion of this webpage as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the "Investors" section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our webpage is not incorporated by reference into, and is not a part of, this document.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Net sales	$4,792	$5,097	$9,441	$10,017
Expenses
Cost of products sold	3,976	4,200	7,862	8,269
Gross margin	816	897	1,579	1,748
Selling, general and administrative	476	461	963	837
Intangible amortization	10	7	21	16
Restructuring costs	9	5	9	10
Impairment of goodwill and other intangibles	—	384	—	384
(Gain) loss on sale and disposal of businesses	18	346	240	346
Operating profit (loss)	303	(306)	346	155
Other (income) expense
Interest and sundry (income) expense	10	(19)	87	(26)
Interest expense	89	45	164	86
Earnings (loss) before income taxes	204	(332)	95	95
Income tax expense (benefit)	114	37	182	143
Equity method investment income (loss), net of tax	(3)	1	(2)	(4)
Net earnings (loss)	87	(368)	(89)	(52)
Less: Net earnings (loss) available to noncontrolling interests	2	3	5	6
Net earnings (loss) available to Whirlpool	$85	$(371)	$(94)	$(58)
Per share of common stock
Basic net earnings available to Whirlpool	$1.56	$(6.62)	$(1.71)	$(1.00)
Diluted net earnings available to Whirlpool	$1.55	$(6.62)	$(1.71)	$(1.00)
Dividends declared	$1.75	$1.75	$3.50	$3.50
Weighted-average shares outstanding (in millions)
Basic	55.0	56.0	54.9	57.1
Diluted	55.2	56.0	54.9	57.1

Comprehensive income (loss)	$48	$(159)	$(129)	$215
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,309	$1,958
Accounts receivable, net of allowance of $52 and $49, respectively	1,679	1,555
Inventories	2,484	2,089
Prepaid and other current assets	578	653
Assets held for sale	144	139
Total current assets	6,194	6,394
Property, net of accumulated depreciation of $5,146 and $4,808, respectively	2,134	2,102
Right of use assets	687	691
Goodwill	3,331	3,314
Other intangibles, net of accumulated amortization of $420 and $400, respectively	3,144	3,164
Deferred income taxes	1,094	1,063
Other noncurrent assets	397	396
Total assets	$16,981	$17,124
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,520	$3,376
Accrued expenses	444	481
Accrued advertising and promotions	457	623
Employee compensation	211	159
Notes payable	27	4
Current maturities of long-term debt	1,300	248
Other current liabilities	660	550
Liabilities held for sale	468	490
Total current liabilities	7,087	5,931
Noncurrent liabilities
Long-term debt	6,393	7,363
Pension benefits	149	184
Postretirement benefits	91	96
Lease liabilities	584	584
Other noncurrent liabilities	484	460
Total noncurrent liabilities	7,701	8,687
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 114 million shares issued, respectively, and 55 million and 54 million shares outstanding, respectively	114	114
Additional paid-in capital	3,070	3,061
Retained earnings	7,974	8,261
Accumulated other comprehensive loss	(2,130)	(2,090)
Treasury stock, 60 million and 60 million shares, respectively	(7,010)	(7,010)
Total Whirlpool stockholders' equity	2,018	2,336
Noncontrolling interests	175	170
Total stockholders' equity	2,193	2,506
Total liabilities and stockholders' equity	$16,981	$17,124

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2023	2022
Operating activities
Net earnings (loss)	$(89)	$(52)
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	178	226
Impairment of goodwill and other intangibles	—	384
(Gain) loss on sale and disposal of businesses	240	346
Changes in assets and liabilities:
Accounts receivable	(161)	262
Inventories	(384)	(626)
Accounts payable	(146)	(241)
Accrued advertising and promotions	(182)	(177)
Accrued expenses and current liabilities	50	(94)
Taxes deferred and payable, net	113	14
Accrued pension and postretirement benefits	(29)	(53)
Employee compensation	47	(261)
Other	(7)	92
Cash provided by (used in) operating activities	(370)	(180)
Investing activities
Capital expenditures	(217)	(217)
Proceeds from sale of assets and businesses	9	75
Acquisition of businesses, net of cash acquired	(14)	—
Cash provided by (used in) investing activities	(222)	(142)
Financing activities
Net proceeds from borrowings of long-term debt	303	300
Net proceeds (repayments) of long-term debt	(250)	(300)
Net proceeds (repayments) from short-term borrowings	28	9
Dividends paid	(193)	(200)
Repurchase of common stock	—	(833)
Common stock issued	4	2
Other	(2)	—
Cash provided by (used in) financing activities	(110)	(1,022)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	55	12
Less: decrease in cash classified as held for sale	(2)	(70)
Increase (decrease) in cash, cash equivalents and restricted cash	(649)	(1,402)
Cash, cash equivalents and restricted cash at beginning of year	1,958	3,044
Cash, cash equivalents and restricted cash at end of period	$1,309	$1,642

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
On June 27, 2022, our subsidiary Whirlpool EMEA SpA entered into a share purchase agreement with Arçelik A.Ş. (“Arcelik”) to sell our Russia business to Arcelik for contingent consideration. The sale of the Russia business was completed on August 31, 2022. Furthermore, macroeconomic volatility continues to impact countries across the world, and the duration and severity of the effects are currently unknown.
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at June 30, 2023. These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after July 25, 2023, including those resulting from the impacts of macroeconomic volatility as well as the ongoing conflict in Ukraine, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our JennAir and Maytag trademarks continue to be at risk at June 30, 2023. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

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

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the second quarter of 2023.
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
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of June 30, 2023 and December 31, 2022, these arrangements include residual value guarantees of up to approximately $334 million and $334 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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

We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. For certain arrangements, the Company will guarantee receivables due from wholly-owned subsidiaries. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Condensed Balance Sheets. Approximately $1.2 billion have been issued to participating financial institutions as of June 30, 2023 and $1.1 billion as of December 31, 2022, respectively, of which $388 million and $368 million, respectively, of the balance issued is related to our European major domestic appliance business which was classified as held for sale in the fourth quarter of 2022.
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

Millions of dollars		June 30, 2023	December 31, 2022
Other noncurrent assets	Carrying value of equity interest	$202	$201
Accounts payable	Outstanding amounts due	$87	$75

Millions of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Purchases from Whirlpool China	$85	$112	$144	$213
The licensing revenue and outstanding accounts receivable from Whirlpool China and its subsidiaries are not material for the periods presented.
The market value of our 20% investment in Whirlpool China, based on the quoted market price, is $160 million as of June 30, 2023. Management has concluded that there are no indicators for an other-than-temporary impairment.
Related Party Transactions
The Company has a controlling equity ownership of 87% in Elica PB India which is consolidated in Whirlpool Corporation's financial statements and is reported within our Asia reportable segment. Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $30 million as of June 30, 2023 and $31 million as of December 31, 2022, respectively. Other assets or liabilities of Elica PB India are not material to the Consolidated Condensed Financial Statements of the Company for the periods presented.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2023	2022	2023	2022
Major product categories:
Laundry	$1,294	$1,287	$2,590	$2,620
Refrigeration	1,478	1,733	2,850	3,261
Cooking	1,101	1,247	2,193	2,528
Dishwashing	445	465	876	915
Total major product category net sales	$4,318	$4,732	$8,509	$9,324
Spare parts and warranties	239	236	475	470
Other	235	129	457	223
Total net sales	$4,792	$5,097	$9,441	$10,017
Other revenue sources include primarily the revenues from the newly acquired InSinkErator business, subscription arrangements and licenses.
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and six months ended June 30, 2023.

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
The following table summarizes our allowance for expected credit losses and bad debt by operating segment for the six months ended June 30, 2023:

Millions of dollars	December 31, 2022	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	June 30, 2023
Accounts receivable allowance
North America	$6	$(1)	$(1)	$—	$—	$4
EMEA	2	—	—	1	(1)	2
Latin America	38	3	(2)	4	—	43
Asia	3	—	—	—	—	3
Consolidated	$49	$2	$(3)	$5	$(1)	$52
Financing receivable allowance
Latin America	$27	$—	$—	$2	$—	$29
Consolidated	$76	$2	$(3)	$7	$(1)	$81
(1) Starting from the fourth quarter of 2022, accounts receivable allowance of our European major domestic appliance business is transferred to assets held for sale. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
We recorded an immaterial amount of bad debt expense for the periods ended June 30, 2023 and December 31, 2022, respectively.

(3)    INVENTORIES
The following table summarizes our inventories at June 30, 2023 and December 31, 2022:

Millions of dollars	June 30, 2023	December 31, 2022
Finished products	$1,940	$1,580
Raw materials and work in process	544	509
Total Inventories	$2,484	$2,089
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at June 30, 2023 and December 31, 2022:

Millions of dollars	June 30, 2023	December 31, 2022
Land	$31	$32
Buildings	875	862
Machinery and equipment	6,374	6,016
Accumulated depreciation	(5,146)	(4,808)
Property, plant and equipment, net	$2,134	$2,102
During the six months ended June 30, 2023, we disposed of land, buildings, machinery and equipment with a net book value of $10 million, compared to $20 million in the same period of 2022. The net gain on the disposals was not material for the six months ended June 30, 2023. The net gain on the disposals of $56 million for the same period of 2022 was primarily driven by a sale-leaseback transaction in the first quarter of 2022.
For additional information see Note 1 to the Consolidated Condensed Financial Statements.
(5)    FINANCING ARRANGEMENTS
Debt Offering

On February 22, 2023, the Company completed its offering of $300 million aggregate principal amount of 5.5% Senior Notes due 2033 (the “2033 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2033 Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank, National Association and Citibank, N.A.), as trustee. The sale of the 2033 Notes was made pursuant to the terms of an Underwriting Agreement, dated February 14, 2023, with BNP Paribas Securities Corp., ING Financial Markets LLC, Mizuho Securities USA LLC, SMBC Nikko Securities America, Inc. and SG Americas Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2033 Notes. The 2033 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2033 Notes to repay $250 million aggregate principal amount of 3.7% Notes which were paid on March 1, 2023, and for general corporate purposes.

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

The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the term loan agreement as of June 30, 2023.
The outstanding amount for this term loan at June 30, 2023 was $2.5 billion of which approximately $1 billion is classified in current liabilities on the Consolidated Condensed Balance Sheet.
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

The interest rate payable with respect to the Amended Long-Term Facility reflects a decrease of 0.125% in the interest rate margin from the Company’s prior credit facility, and is based on the Company’s current debt rating, Term SOFR (Secured Overnight Financing Rate) + 1.00% interest rate margin per annum (with a 0.10% SOFR spread adjustment) or the Alternate Base Rate + 0.00% per annum, at the Company’s election.

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the Amended Long-Term Facility as of June 30, 2023.

In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $2.5 billion term loan, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $220 million at June 30, 2023 and $204 million at December 31, 2022, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2025.
We had $2.5 billion drawn on the committed credit facilities at June 30, 2023 and December 31, 2022, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at June 30, 2023 and December 31, 2022:

Millions of dollars	June 30, 2023	December 31, 2022
Short-term borrowings due to banks	27	4
Total notes payable	$27	$4
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
Certain arrangements include servicing of transferred receivables by Whirlpool. The amount of cash proceeds received under these arrangements was $101 million for the six months ended June 30, 2023. No amounts were received under these arrangements for the six months ended June 30, 2022. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $51 million as of June 30, 2023 and $80 million as of December 31, 2022, respectively.
(6)    COMMITMENTS AND CONTINGENCIES
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at June 30, 2023. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.2 billion Brazilian reais (approximately $458 million at June 30, 2023).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 279 million Brazilian reais

(approximately $58 million at June 30, 2023), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately $318 million Brazilian reais (approximately $66 million at June 30, 2023). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Legacy EMEA Legal Matters
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France, including Whirlpool and Indesit. The FCA investigation was split into two parts, and in December 2018, we finalized a settlement with the FCA on the first part of the investigation. The second part of the FCA investigation, which is focused primarily on manufacturer interactions with retailers, is ongoing. The Company has agreed to a preliminary settlement range with the FCA and has recorded a charge of approximately $69 million in the first half of 2023, including $41 million previously accrued in the first quarter of 2023. The Company expects the settlement amount to be finalized in the fourth quarter of 2023 or early 2024, and to make payment to the FCA in 2024. The Company is fully cooperating with this investigation.
Although it is currently not possible to assess the impact, if any, that additional matters related to the FCA investigation may have on our financial statements, matters related to the FCA investigation could have a material adverse effect on our financial statements in any particular reporting period.
Trade Customer Insolvency
The Company was a former indirect minority shareholder of Alno AG, a longstanding trade customer that filed for insolvency protection in Germany. In 2020, we paid a settlement of €52.75 million (approximately $59 million at the time of payment) to resolve any potential claims the insolvency trustee might have against the Company. We have also resolved certain claims brought by a third party related to Alno's insolvency through a settlement which includes a full release of any and all claims by that third party, and accrued an immaterial incremental amount during the second quarter related to this resolution.

Latin America Tax Review
In the first quarter of 2023, we accrued an immaterial amount in our Consolidated Condensed Financial Statements related to prior-period Value Added Tax (VAT) remittances in our Latin America region. We resolved certain aspects of this matter in the second quarter of 2023 and the overall financial statement impact of such resolution was immaterial. We continue to review tax matters within the region for any potential additional impacts, if any; certain matters could have a material adverse effect on our financial statements in any particular reporting period.
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
Other Litigation
See Note 11 for information on certain U.S. income tax litigation. In addition, we are currently defending against two lawsuits that have been certified for treatment as class actions in U.S. federal court, relating to two top-load washing machine models. In December 2019, the court in one of these lawsuits entered summary judgment in Whirlpool's favor. That ruling remains subject to appeal, and the other lawsuit is ongoing. We believe the lawsuits are without merit and are vigorously defending them. Given the status of the proceedings, we cannot reasonably estimate a range of loss, if any, at this time. The resolution of these matters could have a material adverse effect on our financial statements in any particular reporting period.
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

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2023	2022
Balance at January 1 (1)	$190	$286
Issuances/accruals during the period	109	119
Settlements made during the period/other	(106)	(147)
Balance at June 30	$193	$258

Current portion	$129	$170
Non-current portion	64	88
Total	$193	$258

(1) Product warranty reserve of $59 million of our European major domestic appliance business has been transferred to liabilities held for sale starting from the fourth quarter of 2022.

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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At June 30, 2023 and December 31, 2022, the guaranteed amounts totaled 936 million Brazilian reais (approximately $194 million at June 30, 2023) and 1,122 million Brazilian reais (approximately $215 million at December 31, 2022), respectively. The fair value of these guarantees were nominal at June 30, 2023 and December 31, 2022. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.0 billion at June 30, 2023 and $2.9 billion at December 31, 2022, respectively. Our total short-term outstanding bank indebtedness under guarantees was nominal at both June 30, 2023 and December 31, 2022.

(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	29	20	7	4	2	2
Expected return on plan assets	(35)	(36)	(6)	(8)	—	—
Amortization:
Actuarial loss	9	14	1	2	—	—
Prior service credit	—	—	—	—	(10)	(12)
Settlement and curtailment (gain) loss	—	—	—	—	—	—
Net periodic benefit cost (credit)	$4	$(1)	$3	$(1)	$(8)	$(10)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Service cost	$1	$2	$2	$2	$—	$—
Interest cost	58	41	13	8	3	3
Expected return on plan assets	(71)	(73)	(11)	(17)	—	—
Amortization:
Actuarial loss	19	29	2	5	—	—
Prior service credit	—	—	—	—	(21)	(23)
Settlement and curtailment (gain) loss	—	—	—	1	—	—
Net periodic benefit cost (credit)	$7	$(1)	$6	$(1)	$(18)	$(20)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Operating profit (loss)	$1	$1	$1	$1	$—	$—
Interest and sundry (income) expense	3	(2)	2	(2)	(8)	(10)
Net periodic benefit cost	$4	$(1)	$3	$(1)	$(8)	$(10)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Operating profit (loss)	$1	$2	$2	$2	$—	$—
Interest and sundry (income) expense	6	(3)	4	(3)	(18)	(20)
Net periodic benefit cost	$7	$(1)	$6	$(1)	$(18)	$(20)

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at June 30, 2023 and December 31, 2022, respectively.

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, or certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at June 30, 2023 and December 31, 2022.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of June 30, 2023 and December 31, 2022.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at June 30, 2023 and December 31, 2022. Hedge assets and liabilities of our European major domestic appliance business have been classified as held for sale and are excluded from the table below.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2023	2022	2023	2022	2023	2022		2023	2022
Derivatives accounted for as hedges(1)
Commodity swaps/options	$225	$170	$1	$7	$27	$17	(CF)	22	24
Foreign exchange forwards/options	1,131	998	4	24	49	20	(CF/NI)	15	15
Cross-currency swaps	618	618	4	5	62	42	(CF)	68	74
Total derivatives accounted for as hedges			$9	$36	$138	$79
Derivatives not accounted for as hedges
Commodity swaps/options	$—	$1	$—	$—	$—	$—	N/A	0	0
Foreign exchange forwards/options	394	439	1	5	1	6	N/A	5	5
Total derivatives not accounted for as hedges			1	5	1	6
Total derivatives			$10	$41	$139	$85

Current			$10	$40	$71	$41
Noncurrent			—	1	68	44
Total derivatives			$10	$41	$139	$85
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Millions of dollars		2023	2022
Cash flow hedges
Commodity swaps/options		$(22)	$(37)
Foreign exchange forwards/options		(43)	123
Cross-currency swaps		(19)	89
Interest rate derivatives		1	29
Net Investment hedges
Foreign currency		—	(2)
		$(83)	$202

		Three Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2023	2022
Commodity swaps/options	Cost of products sold	$(5)	$16
Foreign exchange forwards/options	Net sales	(1)	1
Foreign exchange forwards/options	Cost of products sold	(7)	(11)
Foreign exchange forwards/options	Interest and sundry (income) expense	9	67
Cross-currency swaps	Interest and sundry (income) expense	(5)	75
Interest rate derivatives	Interest expense	1	—
		$(8)	$148

		Three Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2023	2022
Foreign exchange forwards/options	Interest and sundry (income) expense	$14	$11
(2)Change in gain (loss) recognized in OCI (effective portion) for the three months ended June 30, 2023 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $18 million and $(18) million for the three months ended June 30, 2023 and 2022, respectively. The tax impact of the net investment hedges was $0 million and $1 million for the three months ended June 30, 2023 and 2022, respectively.
(3)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended June 30, 2023 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

		Six Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (4)
Millions of dollars		2023	2022
Cash flow hedges
Commodity swaps/options		$(22)	$2
Foreign exchange forwards/options		(63)	80
Cross-currency swaps		(20)	98
Interest rate derivatives		—	52
Net Investment hedges
Foreign currency		—	(18)
		$(105)	$214

		Six Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(5)
Cash Flow Hedges - Millions of dollars		2023	2022
Commodity swaps/options	Cost of products sold	$(5)	$34
Foreign exchange forwards/options	Net sales	(1)	1
Foreign exchange forwards/options	Cost of products sold	(15)	(16)
Foreign exchange forwards/options	Interest and sundry (income) expense	18	96
Cross-currency swaps	Interest and sundry (income) expense	(12)	116
Interest rate derivatives	Interest expense	1	—
		$(14)	$231

		Six Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2023	2022
Foreign exchange forwards/options	Interest and sundry (income) expense	$27	$(5)
(4)Change in gain (loss) recognized in OCI (effective portion) for the six months ended June 30, 2023 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $23 million and $1 million for the six months ended June 30, 2023 and 2022, respectively. The tax impact of the net investment hedges was $0 million and $4 million for the six months ended June 30, 2023 and 2022, respectively.
(5)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the six months ended June 30, 2023 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended June 30, 2023 and 2022. There were no hedges designated as fair value for the periods ended June 30, 2023 and 2022. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $73 million at June 30, 2023.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2023	2022	2023	2022	2023	2022	2023	2022
Short-term investments (1)	$935	$1,209	$693	$934	$242	$275	$935	$1,209
Net derivative contracts	—	—	—	—	(129)	(44)	(129)	(44)
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. See Note 14 to the Consolidated Condensed Financial Statements for additional information on the goodwill and other intangibles impairment.
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
See Note 14 to the Consolidated Condensed Financial Statements for additional information.
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

We recorded an adjustment of $240 million for the six months ended June 30, 2023, of which $18 million was recorded during the second quarter, resulting in a total loss of $1,761 million for the transaction. These adjustments reflect transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which will continue to be evaluated each reporting period until completion of the transaction.
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
See Note 13 to the Consolidated Condensed Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $7.2 billion and $7.0 billion at June 30, 2023 and December 31, 2022, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2022	$2,506	$8,261	$(2,090)	$(3,949)	$114	$170
Comprehensive income (loss)
Net earnings (loss)	(176)	(179)	—	—	—	3
Other comprehensive income	(1)	—	(1)	—	—	—
Comprehensive income (loss)	(177)	(179)	(1)	—	—	3
Stock issued (repurchased)	2	—	—	2	—	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2023	$2,234	$7,985	$(2,091)	$(3,947)	$114	$173
Comprehensive income (loss)
Net earnings (loss)	87	85	—	—	—	2
Other comprehensive income	(39)	—	(39)	—	—
Comprehensive income (loss)	48	85	(39)	—	—	2
Stock issued (repurchased)	7	—	—	7		—
Dividends declared	(96)	(96)	—	—	—	—
Balances, June 30, 2023	$2,193	$7,974	$(2,130)	$(3,940)	$114	$175

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2021	$5,013	$10,170	$(2,357)	$(3,081)	$114	$167
Comprehensive income (loss)
Net earnings (loss)	316	313	—	—	—	3
Other comprehensive income	58	—	58	—	—	—
Comprehensive income (loss)	374	313	58	—	—	3
Stock issued (repurchased)	(539)	—	—	(539)	—	—
Dividends declared	(103)	(103)	—	—	—	—
Balances, March 31, 2022	$4,745	$10,380	$(2,299)	$(3,620)	$114	$170
Comprehensive income (loss)
Net earnings (loss)	(368)	(371)	—	—	—	3
Other comprehensive income	209	—	209	—	—	—
Comprehensive income (loss)	(159)	(371)	209	—	—	3
Stock issued (repurchased)	(280)	—	—	(280)	—	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, June 30, 2022	$4,209	$9,912	$(2,090)	$(3,900)	$114	$173

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2023			2022
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$27	—	$27	$153	1	$154
Cash flow hedges	(75)	18	(57)	58	(18)	40
Pension and other postretirement benefits plans	(11)	2	(9)	21	(6)	15
Other comprehensive income (loss)	(59)	20	(39)	232	(23)	209
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(59)	$20	$(39)	$232	$(23)	$209

	Six Months Ended June 30,
	2023			2022
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$26	—	$26	$258	4	$262
Cash flow hedges	(91)	23	(68)	1	1	2
Pension and other postretirement benefits plans	2	—	2	6	(4)	2
Other comprehensive income (loss)	(63)	23	(40)	265	1	266
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(63)	$23	$(40)	$265	$1	$266
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
There were no material net impacts of the reclassification adjustments out of accumulated other comprehensive income (loss) included in net earnings (loss) for the three and six months ended June 30, 2023:
Net earnings (loss) per Share
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2023	2022	2023	2022
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$85	$(371)	$(94)	$(58)
Denominator for basic earnings per share - weighted-average shares	55.0	56.0	54.9	57.1
Effect of dilutive securities - share-based compensation	0.2	—	—	—
Denominator for diluted earnings per share - adjusted weighted-average shares	55.2	56.0	54.9	57.1
Anti-dilutive stock options/awards excluded from earnings per share	1.2	0.6	1.0	0.5

Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the six months ended June 30, 2023, we did not repurchase any shares under these share repurchase programs. At June 30, 2023, there were approximately $2.6 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.
(11)    INCOME TAXES
Income tax expense was $114 million and $182 million for the three and six months ended June 30, 2023, compared to income tax expense of $37 million and $143 million for the same periods of 2022. For the three and six months ended June 30, 2023, the increase in income tax expense from the prior periods is primarily due to overall higher level of earnings and related tax expense, audits and settlements, and impacts of non-deductible impairments, including loss on sale and disposal and non-deductible fines and penalties.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2023	2022	2023	2022
Earnings (Loss) before income taxes	$204	$(332)	$95	$95

Income tax expense (benefit) computed at United States statutory tax rate	43	(70)	20	20
State and local taxes, net of federal tax benefit	4	7	5	16
Valuation allowances	17	(1)	21	6
Audit and Settlements	34	(29)	54	(26)
U.S. foreign income items, net of credits	—	(2)	2	(10)
Non deductible impairments	1	150	51	150
Non deductible fines and penalties	10	—	20	—
Other	5	(18)	9	(13)
Income tax expense (benefit) computed at effective worldwide tax rates	$114	$37	$182	$143
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
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2023	$2,824	$854	$819	$295	$—	$4,792
2022	2,964	1,008	787	338	—	5,097
Intersegment sales
2023	$50	$22	$376	$10	$(458)	$—
2022	92	24	404	11	(531)	—
Depreciation and amortization
2023	$51	$—	$17	$6	$15	$89
2022	42	35	16	5	16	114
EBIT
2023	$290	$17	$53	$11	$(81)	$290
2022	417	2	57	23	(785)	(286)
Total assets
June 30, 2023	$11,185	$2,151	$4,694	$1,588	$(2,637)	$16,981
December 31, 2022	10,913	5,240	4,343	1,516	(4,888)	17,124
Capital expenditures
2023	$49	$22	$30	$1	$19	$121
2022	39	23	38	11	19	130

	Six Months Ended June 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2023	$5,571	$1,743	$1,576	$551	$—	$9,441
2022	5,755	2,092	1,547	623	—	10,017
Intersegment sales
2023	$108	$45	$753	$21	$(927)	$—
2022	164	48	763	22	(997)	—
Depreciation and amortization
2023	$103	$—	$34	$11	$30	$178
2022	85	70	32	10	29	226
EBIT
2023	$564	$22	$92	$19	$(440)	$257
2022	871	(25)	111	36	(816)	177
Total assets
June 30, 2023	$11,185	$2,151	$4,694	$1,588	$(2,637)	$16,981
December 31, 2022	10,913	5,240	4,343	1,516	(4,888)	17,124
Capital expenditures
2023	$96	$41	$45	$4	$31	$217
2022	69	35	61	17	35	217
Assets of $3.6 billion and $3.4 billion associated with our European major domestic appliance business has been classified as assets held for sale at June 30, 2023 and December 31, 2022, respectively. Temporary fluctuations in regional assets are expected throughout the remainder of 2023 due to intercompany activity required by the expected contribution of the European major domestic appliance business. These changes are eliminated at the total entity level. See Note 13 to the Consolidated Condensed Financial Statements for additional information on the transaction.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2023	2022	2023	2022
Items not allocated to segments:
Restructuring charges	$(9)	$(5)	$(9)	$(10)
Legacy EMEA legal matters	(36)	—	(98)	—
Impairment of goodwill and other intangibles	—	(384)	—	(384)
Gain (loss) on sale and disposal of businesses	(18)	(346)	(240)	(346)
Corporate expenses and other	(18)	(50)	(93)	(76)
Total other/eliminations	$(81)	$(785)	$(440)	$(816)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2023	2022	2023	2022
Operating profit	$303	$(306)	$346	$155
Interest and sundry (income) expense	10	(19)	87	(26)
Equity method investment income (loss), net of tax	(3)	1	(2)	(4)
Total EBIT	$290	$(286)	$257	$177
Interest expense	89	45	164	86
Income tax expense	114	37	182	143
Net earnings (loss)	$87	$(368)	$(89)	$(52)
Less: Net earnings available to noncontrolling interests	2	3	5	6
Net earnings (loss) available to Whirlpool	$85	$(371)	$(94)	$(58)
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
On June 22, 2023, Whirlpool entered into a share purchase agreement with Arcelik for the sale of our Middle East and North Africa ("MENA") business. The sale was previously agreed upon in principle and announced on January 17, 2023, as part of the outcome of Whirlpool’s strategic review of the EMEA business. The financial impact of the MENA transaction has been included in the loss on sale and disposal of businesses related to the European major domestic appliance business transaction as discussed further below.
Our European major domestic appliance business, including the MENA business, is reported within our EMEA reportable segment and met the criteria for held for sale accounting during the fourth quarter of 2022. The operations of the European disposal group did not meet the criteria to be presented as discontinued operations.
Both transactions are subject to certain closing conditions and expected to be completed concurrently in the fourth quarter of 2023.
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
We recorded an adjustment of $240 million for the six months ended June 30, 2023, of which $18 million was recorded during the second quarter, resulting in a total loss of $1,761 million for the transaction. These adjustments are recorded in the loss on sale and disposal of businesses and reflect transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which will continue to be evaluated each reporting period until completion of the transaction.
Both Whirlpool and the post-closing controlling interest shareholder retain an option for Arcelik to purchase the remaining equity interest in a newly formed European appliance company for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.

The following table presents the carrying amounts of the major classes of the disposal group's assets and liabilities as of June 30, 2023 and December 31, 2022, respectively.

Millions of dollars	June 30, 2023	December 31, 2022
Carrying amounts of major classes of assets
Current Assets
Cash and cash equivalents	$96	$94
Accounts receivable, net of allowance of $31 and $32, respectively	756	667
Inventories	655	650
Prepaid and other current assets	128	145
Total current assets	1,635	1,556
Property, net of accumulated depreciation of $1,670 and $1,648, respectively	877	822
Right of use assets	166	163
Other intangibles, net of accumulated amortization of $146 and $141, respectively	285	279
Deferred income taxes	608	610
Other noncurrent assets	16	17
Total noncurrent assets	1,952	1,891
Total assets	$3,587	$3,447
Carrying amounts of major classes of liabilities
Current liabilities
Accounts payable	$1,220	$1,394
Accrued expenses	245	152
Accrued advertising and promotions	170	172
Employee compensation	99	107
Notes payable	3	3
Other current liabilities	107	125
Total current liabilities	1,844	1,953
Noncurrent liabilities
Long-term debt	1	2
Pension benefits	114	122
Lease liabilities	136	131
Other noncurrent liabilities	100	88
Total noncurrent liabilities	351	343
Total liabilities	$2,195	$2,296

Total net assets of the disposal group classified as held for sale	$1,392	$1,151

Assets held for sale	Fair value of interest retained	$144	$139
Liabilities held for sale	Cumulative currency translation adjustment and Other comprehensive income on pension	$468	$490

The following table summarizes European major appliances business' earnings (loss) available to Whirlpool before income taxes for the six months ended June 30, 2023 and June 30, 2022 respectively:

	Six Months Ended June 30,
in millions	2023	2022
Earnings (loss) before income taxes	$12	$(70)
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
The following table presents the preliminary allocation of purchase price related to the InSinkErator acquisition as of June 30, 2023. Purchase accounting adjustments recorded during the second quarter of 2023 were not material.

(in millions)	Amount
Cash and cash equivalents	$7
Receivables, net	74
Inventories	93
Other current assets	1
Property, plant and equipment, net	173
Goodwill	1,152
Other intangible assets	1,630
Other assets	11
Accounts payable	49
Accrued expenses	26
Other current liabilities	34
Deferred income taxes	1
Other long-term liabilities	10
Total Estimated Purchase Consideration	$3,021

Russia Sale Transaction
On June 27, 2022, Whirlpool EMEA SpA, a subsidiary of Whirlpool Corporation (the “Company”), entered into a share purchase agreement to sell the Company’s Russia business to Arçelik A.Ş. (“Arcelik”), subject to customary conditions at closing. The sale included the entirety of the Company’s operations in Russia, including the Company’s manufacturing facility in Lipetsk, Russia, and the sales organization in Moscow, Russia, as well as sales operations in Kazakhstan and other select CIS countries.
On August 31, 2022, we completed the sale to Arcelik. The consideration includes contingent consideration based on future business and other conditions of the Russia operations. We will recognize the benefit of the contingent consideration when received due to the uncertainty in the Russia marketplace. Additionally, the contingent consideration is subject to a cap based on the agreed net asset value of the Russia business of €261 million at closing (approximately $262 million at August 31, 2022).
The Russia business was reported within our EMEA reportable segment and met the criteria for held for sale accounting. The operations of Russia did not meet the criteria to be presented as discontinued operations.
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
For additional information see Note 9 to the Consolidated Condensed Financial Statements.

(14) GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	Latin America	Asia	Total Whirlpool
Beginning balance December 31, 2022	$2,829	$33	$452	$3,314
Acquisitions(1)	16	—	—	16
Currency translation	2	—	(1)	1
Ending net balance June 30, 2023	$2,847	$33	$451	$3,331
(1)Increase in goodwill is related to the purchase of InSinkErator business. For additional information, see Notes 9 and 13 to the Consolidated Condensed Financial Statements.
For the six months ended June 30, 2023, there no indicators of goodwill impairment for any of our reporting units based on our qualitative assessment.
In the second quarter of 2022, we identified indicators of goodwill impairment for our EMEA reporting unit, which required us to complete an interim impairment assessment. The primary indicators of impairment were the adverse impacts from the continuation of the Russia and Ukraine conflict, including the impact on demand, the pending divestiture of our Russian operations and other ongoing adverse macroeconomic impacts such as raw material inflation, supply chain disruption and unfavorable demand. As a result of these factors, the operating results for the three-months ended June 30, 2022 were significantly lower than expected and our expectations of attaining our long term plans for the region have been delayed.
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
See Note 9 to the Consolidated Condensed Financial Statements for additional information.
Other Intangible Assets
The following table summarizes other intangible assets for the periods presented:

	June 30, 2023			December 31, 2022
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives
Customer relationships (1)	$668	$(306)	$362	$668	$(287)	$381
Patents and other (2)	116	(114)	2	116	(113)	3
Total other intangible assets, finite lives	$784	$(420)	$364	$784	$(400)	$384
Trademarks, indefinite lives	2,780	—	2,780	2,780	—	2,780
Total other intangible assets	$3,564	$(420)	$3,144	$3,564	$(400)	$3,164
(1) Customer relationships have an estimated useful life of 5 to 19 years.
(2) Patents and other intangibles have an estimated useful life of 3 to 43 years.
For the six months ended June 30, 2023, there were no indicators of impairment associated with other intangible assets based on our qualitative assessment.
In the second quarter of 2022, we identified indicators of impairment associated with other intangible assets in our EMEA reporting unit, which required us to complete an interim impairment assessment. The primary indicators of impairment were the same as those identified for EMEA reporting unit and resulted in the actual revenues for the three-months ended June 30, 2022 being significantly lower than forecasted for Indesit and Hotpoint* trademarks.
In performing our quantitative assessment of other intangible assets, primarily trademarks, we estimate the fair value using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate using a market-based weighted-average cost of capital. Based on our interim quantitative impairment assessment as of June 30, 2022, the carrying value of certain other intangible assets, including Indesit and Hotpoint*, exceeded their fair value, and we recorded an impairment charge of $106 million during the second quarter of 2022. See Note 9 to the Consolidated Condensed Financial Statements for additional information.
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
OVERVIEW
Whirlpool delivered second-quarter GAAP net earnings (loss) available to Whirlpool of $85 million (net earnings (loss) margin of 1.8%), or $1.55 per share, compared to GAAP net earnings (loss) available to Whirlpool of $(371) million (net earnings margin of (7.3)%), or $(6.62) per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $(370) million for the six months ended June 30, 2023, compared to $(180) million in the same prior year period and free cash flow (non-GAAP) of $(587) million, compared to free cash flow of $(397) million in the same prior year period.
Whirlpool delivered second-quarter ongoing (non-GAAP) earnings per share of $4.21 and ongoing EBIT margin of 7.3%, compared to $5.97 and 9.0% in the same prior-year period.
On a GAAP basis, net earnings margins were impacted by charges associated with legacy EMEA legal matters (see Note 6 for further information) and a non-cash charge related to the held for sale treatment for EMEA (see Note 13 for further information). On a GAAP and ongoing basis, quarterly results were impacted by unfavorable product price/mix and unfavorable industry demand in EMEA, partially offset by share gains in North America and Latin America along with the favorable impacts of strong cost take out actions and the benefits of the InSinkErator acquisition.
We continue to take actions to deliver shareholder value as we navigate through a challenging macro environment, demonstrated by market share gains in North America and increased distribution to eight of the top ten national home builders. We are also advancing our portfolio transformation with the integration of InSinkErator and we continue to progress towards completing the European major domestic appliance transaction which is expected to close in the fourth quarter of 2023.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2023	2022	Better/(Worse) %	2023	2022	Better/(Worse) %
Net sales	$4,792	$5,097	(6.0)%	$9,441	$10,017	(5.8)%
Gross margin	816	897	(9.0)	1,579	1,748	(9.7)
Selling, general and administrative	476	461	(3.3)	963	837	(15.1)
Restructuring costs	9	5	(80.0)%	9	10	10.0
Impairment of goodwill and other intangibles	—	384	nm	—	384	100.0
(Gain) loss on sale and disposal of businesses	18	346	94.8	240	346	(30.6)
Interest and sundry (income) expense	10	(19)	nm	87	(26)	nm
Interest expense	89	45	(97.8)	164	86	(90.7)
Income tax expense (benefit)	114	37	(208.1)	182	143	(27.3)
Net earnings (loss) available to Whirlpool	$85	$(371)	nm	$(94)	$(58)	(62.1)
Diluted net earnings (loss) available to Whirlpool per share	$1.55	$(6.62)	nm	$(1.71)	$(1.00)	(71.0)%
(1) Not meaningful ("nm")
Consolidated net sales decreased 6.0% and 5.8% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease for the three and six months ended June 30, 2023 was primarily driven by unfavorable product price/mix and unfavorable industry demand in EMEA, partially offset by share gains in North America and Latin America and increased volume from the acquisition of the InSInkErator business. Excluding the impact of foreign currency, net sales decreased 5.6% and 4.7%, respectively, for the three and six months ended June 30, 2023, compared to the same periods in 2022.
The consolidated gross margin percentage for the three and six months ended June 30, 2023 decreased to 17.0% and 16.7%, respectively, compared to 17.6% and 17.5% in the same prior-year periods. The decrease was driven by unfavorable product price/mix, partially offset by cost take out actions.
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

NORTH AMERICA
Net Sales
Net sales decreased 4.7% and 3.2% for the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily driven by unfavorable impact of product/price mix, partially offset by increased volume related to the acquisition of the InSinkErator business. Excluding the impact from foreign currency, net sales decreased 4.4% and 2.8% for the three and six months ended June 30, 2023, compared to the same periods in 2022.

EBIT
EBIT decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to unfavorable impact of product price/mix, partially offset by favorable impact of the InSinkErator acquisition and cost take out actions. EBIT margin was 10.3% and 10.1% for the three and six months ended June 30, 2023, compared to 14.1% and 15.1% for the same periods in 2022.

EMEA
Net Sales
Net sales decreased 15.3% and 16.7% for the three and six months ended June 30, 2023, compared to the same periods in 2022. The decrease is primarily driven by lower volume and the Russia divestiture, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 16.3% and 14.7% for the three and six months ended June 30, 2023, compared to the same periods in 2022.

EBIT
EBIT increased for the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to the favorable benefits of held-for-sale treatment and cost take out actions, partially offset by reduced volume. EBIT margin was 2.0% and 1.3% for the three and six months ended June 30, 2023, compared to 0.2% and (1.2)% for the same periods in 2022.

LATIN AMERICA
Net Sales
Net sales Increased 4.1% and 1.9% for the three and six months ended June 30, 2023, compared to the same periods in 2022. The sales were impacted by increased volume and favorable product price/mix, partially offset by impact of foreign currency. Excluding the impact from foreign currency, net sales increased 4.6% and 2.3% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

EBIT
EBIT decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to unfavorable impact of cost inflation. EBIT margin was 6.5% and 5.8% for the three and six months ended June 30, 2023, compared to 7.2% and 7.2% for the same periods in 2022.

ASIA
Net Sales
Net sales decreased 12.7% and 11.6% for the three and six months ended June 30, 2023 compared to the same periods in 2022. The decrease is primarily driven by unfavorable impacts of foreign currency, product price/mix and decreased volume. Excluding the impact from foreign currency, net sales decreased 8% and 5.9% for the three and six months ended June 30, 2023 compared to the same periods in 2022.
EBIT
EBIT decreased for the three and six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to unfavorable product price/mix, partially offset by favorable cost take out. EBIT margin was 3.7% and 3.4% for the three and six months ended June 30, 2023 compared to 6.8% and 5.8% for the same periods in 2022.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2023	As a % of Net Sales	2022	As a % of Net Sales	2023	As a % of Net Sales	2022	As a % of Net Sales
North America	$244	8.6%	$209	7.1%	$463	8.3%	$369	6.4%
EMEA	90	10.5	98	9.7	177	10.2	193	9.2
Latin America	75	9.2	68	8.6	155	9.8	132	8.5
Asia	30	10.2	33	9.7	59	10.7	65	10.4
Corporate/other	37	—	53	—	109	—	78	—
Consolidated	$476	9.9%	$461	9.0%	$963	10.2%	$837	8.4%
Consolidated selling, general and administrative expenses increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 and is primarily driven by impacts of portfolio transformation and increased marketing investments, in addition to a gain from the sale-leaseback transaction in the first quarter of 2022.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred restructuring charges of $9 million and $9 million for the three and six months ended June 30, 2023, respectively compared to $5 million and $10 million for the same periods in 2022. For the full year 2023, we expect to incur less than $50 million of restructuring charges, similar to the past two years.
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
For additional information, see Note 9 and 14 of the Consolidated Condensed Financial Statements and the Other Information section below.
(Gain) Loss on Sale and Disposal of Businesses
In the fourth quarter of 2022, we incurred a loss of $1,521 million related to the planned divestiture of our European major domestic appliance business. During the second quarter of 2023, we recorded an additional $18 million for the loss on disposal, primarily due to transaction costs, resulting in an aggregate loss on disposal of $240 million for the six months ending June 30, 2023 and a total loss of $1,761 million for the transaction. This adjustment is recorded in the loss on sale and disposal of businesses and reflects transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which will continue to be evaluated each reporting period until completion of the transaction.
We incurred a loss of $346 million for the three and six months ended June 30, 2022 related to charges on the pending sale of the Russia business.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.

Interest and Sundry (Income) Expense
Net interest and sundry expense increased for the three and six months ended June 30, 2023 compared to the same period in 2022 primarily due to reserves related to legacy EMEA legal matters. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense was $89 million and $164 million for the three and six months ended June 30, 2023 compared to $45 million and $86 million in the same periods in 2022. The increase is primarily due to increase in debt driven by the InSinkErator acquisition.
Income Taxes
Income tax expense was $114 million and $182 million for the three and six months ended June 30, 2023 compared to income tax expense of $37 million and $143 million in the same periods of 2022. The increase was primarily driven by overall higher level of earnings and related tax expense, audits and settlements, and impacts of non-deductible impairments, including loss on sale and disposal and non-deductible fines and penalties.
For additional information, see Note 11 to the Consolidated Condensed Financial Statements.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2022.
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and JennAir trademarks continue to be at risk at June 30, 2023. None of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.
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
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, debt repayment, and returns to shareholders. We currently have $1.3 billion of debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation or cash on hand.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.3 billion at June 30, 2023. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At June 30, 2023, we had cash or cash equivalents greater than 1% of our consolidated assets in Brazil (2.2%), United States (1.7%), India (1.4%) and Mexico (1.2%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil, which represented 1.8%. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility and a committed $2.5 billion term loan. There was $2.5 billion drawn on the committed credit facilities at June 30, 2023. In addition to these facilities, we have committed credit facilities in Brazil and India that provide borrowings up to approximately $220 million at June 30, 2023.
We were in compliance with our interest coverage ratio under the revolving credit facility and term loan as of June 30, 2023. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At June 30, 2023, we have no notes payable under the revolving credit facility or commercial paper programs. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material impacts from customer insolvencies during the three months ended June 30, 2023, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.

Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2023	2022
Cash provided by (used in):
Operating activities	$(370)	$(180)
Investing activities	(222)	(142)
Financing activities	(110)	(1,022)
Effect of exchange rate changes	55	12
Less: decrease in cash classified as held for sale	(2)	(70)
Net change in cash, cash equivalents and restricted cash	$(649)	$(1,402)
Cash Flows from Operating Activities
More cash was used in operating activities during the six months ended June 30, 2023 compared to the same period in 2022. The increase in cash used in operating activities was primarily driven by lower cash earnings and unfavorable changes in working capital, partially offset by a decrease in employee payments. The working capital change was primarily impacted by a decrease in volume.
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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2023 increased compared to the same prior year period primarily due to impacts of proceeds from the sale of assets and businesses in the prior year period.
Cash Flows from Financing Activities
Cash used in financing activities during the six months ended June 30, 2023 decreased compared to the same period in 2022 primarily due to lower share repurchases.
Financing Arrangements
The Company had total committed credit facilities of approximately $6.2 billion at June 30, 2023. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had $2.5 billion drawn on the committed credit facilities (representing amounts drawn on the term loan) at June 30, 2023 and December 31, 2022, respectively, which were used to fund the InSinkErator acquisition in the fourth quarter of 2022.
For additional information about our financing arrangements, see Note 5 to the Consolidated Condensed Financial Statements.
Dividends
On April 18, 2023, our Board of Directors approved a quarterly dividend on our common stock of $1.75 per share.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2023, we had approximately $446 million outstanding under these agreements.
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
•Ongoing EBIT
•Ongoing earnings per diluted share
•Ongoing EBIT margin
•Sales excluding foreign currency
•Free cash flow
•Gross debt leverage
Ongoing measures, including ongoing earnings per diluted share and ongoing EBIT, exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. EBIT margin is calculated by dividing EBIT by net sales. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. Management believes that Gross Debt Leverage (Gross Debt/Ongoing EBITDA) provides stockholders with a clearer basis to assess the Company's ability to pay off its incurred debt. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting. We have begun a process of reassessing our current operating segment structure as part of the expected completion of the European major domestic appliance transaction.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings (loss) available to Whirlpool (1)	$85	$(371)	$(94)	$(58)
Net earnings (loss) available to noncontrolling interests	2	3	5	6
Income tax expense (benefit)	114	37	182	143
Interest expense	89	45	164	86
Earnings before interest & taxes	$290	$(286)	$257	$177
Impairment of goodwill and other intangibles (a)	—	384	—	384
Impact of M&A transactions (b)	26	363	248	363
Legacy EMEA legal matters (c)	36	—	98	—
Ongoing EBIT (2)	$352	$461	$603	$924
(1)Net earnings (loss) margin is approximately 1.8% and (1.0)% for the three and six months ended June 30, 2023 compared to (7.3)% and (0.6)% in the same prior year periods. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three and six months ended June 30, 2023 and June 30, 2022, respectively.
(2)Ongoing EBIT margin is approximately 7.3% and 6.4% for the three and six months ended June 30, 2023 compared to 9.0% and 9.2% in the same prior year periods. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three and six months ended June 30, 2023 and June 30, 2022, respectively.

Earnings Per Diluted Share	Three Months Ended June 30,
	2023	2022
Earnings (loss) per diluted share	$1.55	$(6.62)
Impairment of goodwill and other intangibles (a)	—	6.86
Impact of M&A transactions (b)	0.47	6.49
Legacy EMEA legal matters (c)	0.65	—
Income tax impact	(0.12)	(2.51)
Normalized tax rate adjustment (d)	1.66	1.78
Share count adjustment (e)	—	(0.03)
Ongoing earnings per diluted share	$4.21	$5.97

Free Cash Flow (FCF) Reconciliation: in millions	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022
Cash provided by (used in) operating activities	$(370)	$(180)
Capital expenditures	(217)	(217)
Free cash flow	$(587)	$(397)

Cash provided by (used in) investing activities	$(222)	$(142)
Cash provided by (used in) financing activities	$(110)	$(1,022)

Footnotes
(a) IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES - The carrying value of the EMEA reporting unit and Indesit and Hotpoint* trademarks exceeded their fair values resulting in an impairment charge of $384 million during the second quarter of 2022. For additional information see Note 14 to the Consolidated Condensed Financial Statements.
(b) IMPACT OF M&A TRANSACTIONS - On January 16, 2023, we signed a contribution agreement to contribute our European major domestic appliance business into a newly formed entity with Arçelik. In connection with the transaction, we recorded a non-cash loss on disposal of $240 million for the six months ended June 30, 2023, of which $18 million was recorded during the second quarter, resulting in a total loss of $1,761 million for the transaction.
Additionally, we have incurred other unique transaction related costs related to portfolio transformation for a total of $8 million for the three and six months ended June 30, 2023. These transaction costs are recorded in Selling, General and Administrative expenses on our Consolidated Condensed Statements of Comprehensive Income (Loss).
During the second quarter of 2022, we entered into an agreement to sell our Russia business. We classified this disposal group as held for sale and recorded an impairment loss of $346 million for the write-down of the net assets to their fair value. For additional information, see Note 13 to the Consolidated Condensed Financial Statements. Additionally, we incurred unique transaction related costs of $17 million related to portfolio transformation and EMEA strategic assessment expenses.
(c) LEGACY EMEA LEGAL MATTERS - The aggregate amount accrued by the Company related to the Competition Investigation and other legacy legal matters of our European major domestic appliance business was $36 million and $98 million, for the three and six months ended June 30, 2023, respectively. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
(d) NORMALIZED TAX RATE ADJUSTMENT - During the second quarter of 2023, the Company calculated ongoing earnings per share using an adjusted tax rate of 10.9%, which excludes the non-tax deductible impact of M&A transactions of approximately $26 million recorded in the second quarter of 2023, to reconcile to our anticipated full-year ongoing effective tax rate between 10.0% and 15.0%. During the second quarter of 2022, the Company calculated ongoing earnings per share using an adjusted tax rate of 18.8% to reconcile to our anticipated full-year ongoing 2022 effective tax rate between 21% and 23%.
(e) SHARE COUNT ADJUSTMENT - As a result of our GAAP earnings loss in the second quarter of 2022, the impact of antidilutive shares was excluded from the loss per share calculation on a GAAP basis. The share count adjustment used in the calculation of the second-quarter of 2022 ongoing earnings per diluted share includes basic shares outstanding of 56.0 million plus the impact of antidilutive shares of 0.3 million which were excluded on a GAAP basis.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate at our anticipated 2023 full-year adjusted tax rate between 10.0% and 15.0%. We currently estimate earnings per diluted share for 2023 to be within the following ranges:

2023
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2023	$13.00 - $15.00
Including:
Impact of M&A transactions	$2.26
Legacy EMEA legal matters	$1.78
Income tax impact	$(0.51)
Normalized tax rate adjustment	$0.39

Industry Demand
North America	(6) - (4)%
EMEA	(6) - (4)%
Latin America	(3) - (1)%
Asia	2 - 4%
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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
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
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the six months ended June 30, 2023, we did not repurchase any shares under these programs. At June 30, 2023, there were approximately $2.6 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2023:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2023 through April 30, 2023			—	$2,587
May 1, 2023 through May 31, 2023			—	2,587
June 1, 2023 through June 30, 2023			—	2,587
Total	—		—
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 10.1*	Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan [Incorporated by reference from Exhibit 10.1 the Company's Form 8-K (Commission file number 1-3932) filed on April 20, 2023]

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	July 25, 2023