Form 10-Q
period 2023-09-30
WHIRLPOOL CORP /DE/
filed 2023-10-26
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 20, 2023
Common stock, par value $1.00 per share	54,853,011

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2023

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring and resegmentation expectations, productivity, raw material prices and related costs, supply chain, transaction-related closing and synergies expectations, asset impairment, litigation, ESG efforts, debt repayment expectations, and the impact of COVID-19 and the Russia/Ukraine conflict on our operations. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business objectives and leverage its global operating platform, and accelerate the rate of innovation; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past acquisitions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) COVID-19 pandemic-related business disruptions and economic uncertainty; (10) Whirlpool's ability to navigate risks associated with our presence in emerging markets; (11) risks related to our international operations, including changes in foreign regulations; (12) Whirlpool's ability to respond to unanticipated social, political and/or economic events; (13) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (14) product liability and product recall costs; (15) our ability to attract, develop and retain executives and other qualified employees; (16) the impact of labor relations; (17) fluctuations in the cost of key materials (including steel, resins, base metals) and components and the ability of Whirlpool to offset cost increases; (18) Whirlpool's ability to manage foreign currency fluctuations; (19) impacts from goodwill impairment and related charges; (20) triggering events or circumstances impacting the carrying value of our long-lived assets; (21) inventory and other asset risk; (22) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (23) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (24) the effects and costs of governmental investigations or related actions by third parties; (25) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, and taxes and tariffs; (26) Whirlpool's ability to respond to the impact of climate change and climate change regulation; and (27) the uncertain global economy and changes in economic conditions which affect demand for our products.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Net sales	$4,926	$4,784	$14,367	$14,801
Expenses
Cost of products sold	4,127	4,104	11,989	12,373
Gross margin	799	680	2,378	2,428
Selling, general and administrative	473	446	1,436	1,283
Intangible amortization	18	8	39	24
Restructuring costs	5	3	14	13
Impairment of goodwill and other intangibles	—	—	—	384
Loss on sale and disposal of businesses	46	2	286	348
Operating profit	257	221	603	376
Other (income) expense
Interest and sundry (income) expense	(10)	(19)	77	(45)
Interest expense	95	40	259	126
Earnings (loss) before income taxes	172	200	267	295
Income tax expense (benefit)	86	53	268	196
Equity method investment income (loss), net of tax	(1)	(2)	(3)	(6)
Net earnings (loss)	85	145	(4)	93
Less: Net earnings (loss) available to noncontrolling interests	2	2	6	8
Net earnings (loss) available to Whirlpool	$83	$143	$(10)	$85
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$1.53	$2.61	$(0.18)	$1.52
Diluted net earnings available to Whirlpool	$1.53	$2.60	$(0.18)	$1.51
Dividends declared	$1.75	$1.75	$5.25	$5.25
Weighted-average shares outstanding (in millions)
Basic	55.0	54.7	54.9	56.3
Diluted	55.3	55.0	54.9	56.7

Comprehensive income (loss)	$140	$296	$12	$511
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,123	$1,958
Accounts receivable, net of allowance of $49 and $49, respectively	1,841	1,555
Inventories	2,388	2,089
Prepaid and other current assets	620	653
Assets held for sale	140	139
Total current assets	6,112	6,394
Property, net of accumulated depreciation of $5,191 and $4,808, respectively	2,150	2,102
Right of use assets	692	691
Goodwill	3,329	3,314
Other intangibles, net of accumulated amortization of $430 and $400, respectively	3,134	3,164
Deferred income taxes	1,072	1,063
Other noncurrent assets	400	396
Total assets	$16,889	$17,124
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,433	$3,376
Accrued expenses	428	481
Accrued advertising and promotions	476	623
Employee compensation	224	159
Notes payable	23	4
Current maturities of long-term debt	1,300	248
Other current liabilities	661	550
Liabilities held for sale	478	490
Total current liabilities	7,023	5,931
Noncurrent liabilities
Long-term debt	6,341	7,363
Pension benefits	142	184
Postretirement benefits	87	96
Lease liabilities	585	584
Other noncurrent liabilities	471	460
Total noncurrent liabilities	7,626	8,687
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 114 million shares issued, respectively, and 55 million and 54 million shares outstanding, respectively	114	114
Additional paid-in capital	3,074	3,061
Retained earnings	7,961	8,261
Accumulated other comprehensive loss	(2,075)	(2,090)
Treasury stock, 60 million and 60 million shares, respectively	(7,010)	(7,010)
Total Whirlpool stockholders' equity	2,064	2,336
Noncontrolling interests	176	170
Total stockholders' equity	2,240	2,506
Total liabilities and stockholders' equity	$16,889	$17,124

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2023	2022
Operating activities
Net earnings (loss)	$(4)	$93
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	262	344
Impairment of goodwill and other intangibles	—	384
(Gain) loss on sale and disposal of businesses	286	348
Changes in assets and liabilities:
Accounts receivable	(359)	510
Inventories	(282)	(359)
Accounts payable	(274)	(745)
Accrued advertising and promotions	(140)	(114)
Accrued expenses and current liabilities	50	22
Taxes deferred and payable, net	161	(10)
Accrued pension and postretirement benefits	(45)	(81)
Employee compensation	57	(297)
Other	(34)	215
Cash provided by (used in) operating activities	(322)	310
Investing activities
Capital expenditures	(338)	(334)
Proceeds from sale of assets and businesses	9	76
Acquisition of businesses, net of cash acquired	(14)	—
Cash held by divested businesses	—	(75)
Cash provided by (used in) investing activities	(343)	(333)
Financing activities
Net proceeds from borrowings of long-term debt	304	300
Net proceeds (repayments) of long-term debt	(250)	(300)
Net proceeds (repayments) from short-term borrowings	30	—
Dividends paid	(290)	(295)
Repurchase of common stock	—	(903)
Common stock issued	4	3
Other	(1)	—
Cash provided by (used in) financing activities	(203)	(1,195)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	28	(32)
Less: (decrease) increase in cash classified as held for sale	5	—
Increase (decrease) in cash, cash equivalents and restricted cash	(835)	(1,250)
Cash, cash equivalents and restricted cash at beginning of year	1,958	3,044
Cash, cash equivalents and restricted cash at end of period	$1,123	$1,794

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
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at September 30, 2023. These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after October 26, 2023, including those resulting from the impacts of macroeconomic volatility as well as the ongoing conflicts in Ukraine and Israel, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our JennAir and Maytag trademarks continue to be at risk at September 30, 2023. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

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

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the third quarter of 2023.
Income taxes
Under U.S. GAAP, the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year and then adjusts this amount by certain discrete items each quarter. Potential changing and volatile macro-economic conditions could cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. In addition, potential future economic deterioration brought on by the pandemic, ongoing conflicts in Ukraine and Israel, and related sanctions or other factors, such as potential sales of businesses and new tax legislation may negatively impact the realizability and/or valuation of certain deferred tax assets.
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of September 30, 2023 and December 31, 2022, these arrangements include residual value guarantees of up to approximately $352 million and $334 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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

We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. For certain arrangements, the Company will guarantee receivables due from wholly-owned subsidiaries. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Condensed Balance Sheets. Approximately $1.1 billion have been issued to participating financial institutions as of September 30, 2023 and $1.1 billion as of December 31, 2022, respectively, of which $343 million and $368 million, respectively, of the balance issued is related to our European major domestic appliance business which was classified as held for sale in the fourth quarter of 2022.
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

Millions of dollars		September 30, 2023	December 31, 2022
Other noncurrent assets	Carrying value of equity interest	$203	$201
Accounts payable	Outstanding amounts due	$107	$75

Millions of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Purchases from Whirlpool China	$88	$95	$232	$316
The licensing revenue and outstanding accounts receivable from Whirlpool China and its subsidiaries are not material for the periods presented.
The market value of our 20% investment in Whirlpool China, based on the quoted market price, is $167 million as of September 30, 2023. Management has concluded that there are currently no indicators for an other-than-temporary impairment.
Related Party Transactions
The Company has a controlling equity ownership of 87% in Elica PB India which is consolidated in Whirlpool Corporation's financial statements and is reported within our Asia reportable segment. Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $29 million as of September 30, 2023 and $31 million as of December 31, 2022, respectively. Other assets or liabilities of Elica PB India are not material to the Consolidated Condensed Financial Statements of the Company for the periods presented.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2023	2022	2023	2022
Major product categories:
Laundry	$1,360	$1,187	$3,949	$3,807
Refrigeration	1,484	1,560	4,334	4,821
Cooking	1,199	1,234	3,392	3,762
Dishwashing	423	469	1,300	1,384
Total major product category net sales	$4,466	$4,450	$12,975	$13,774
Spare parts and warranties	243	225	718	695
Other	217	109	674	332
Total net sales	$4,926	$4,784	$14,367	$14,801
Other revenue sources include primarily the revenues from the InSinkErator business, subscription arrangements and licenses.
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and nine months ended September 30, 2023.

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
The following table summarizes our allowance for expected credit losses and bad debt by operating segment for the nine months ended September 30, 2023:

Millions of dollars	December 31, 2022	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	September 30, 2023
Accounts receivable allowance
North America	$6	$(1)	$(1)	$—	$—	$4
EMEA	2	(2)	(2)	(1)	5	2
Latin America	38	3	(3)	3	—	41
Asia	3	(1)	—	—	—	2
Consolidated	$49	$(1)	$(6)	$2	$5	$49
Financing receivable allowance
Latin America	$27	$—	$—	$1	$—	$28
Consolidated	$76	$(1)	$(6)	$3	$5	$77
(1) Starting from the fourth quarter of 2022, accounts receivable allowance of our European major domestic appliance business is transferred to assets held for sale. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
We recorded an immaterial amount of bad debt expense for the periods ended September 30, 2023 and December 31, 2022, respectively.

(3)    INVENTORIES
The following table summarizes our inventories at September 30, 2023 and December 31, 2022:

Millions of dollars	September 30, 2023	December 31, 2022
Finished products	$1,861	$1,580
Raw materials and work in process	527	509
Total Inventories	$2,388	$2,089
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at September 30, 2023 and December 31, 2022:

Millions of dollars	September 30, 2023	December 31, 2022
Land	$30	$32
Buildings	876	862
Machinery and equipment	6,435	6,016
Accumulated depreciation	(5,191)	(4,808)
Property, plant and equipment, net	$2,150	$2,102
During the nine months ended September 30, 2023, we disposed of land, buildings, machinery and equipment with a net book value of $11 million, compared to $21 million in the same period of 2022. The net gain on the disposals was not material for the nine months ended September 30, 2023. The net gain on the disposals of $55 million for the same period of 2022 was primarily driven by a sale-leaseback transaction in the first quarter of 2022.
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

On May 4, 2022, the Company completed its offering of $300 million in principal amount of 4.7% Senior Notes due 2032 (the “2032 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2032 Notes were issued under the Indenture. The sale of the 2032 Notes was made pursuant to the terms of an Underwriting Agreement, dated May 2, 2022, among the Company, as issuer, and BNP Paribas Securities Corp., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Mizuho Securities USA LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2032 Notes. The 2032 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2032 Notes to repay $300 million aggregate principal amount of 4.7% Notes which were paid on June 1, 2022.
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

The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the term loan agreement as of September 30, 2023.
The outstanding amount for this term loan at September 30, 2023 was $2.5 billion of which approximately $1 billion is classified in current liabilities on the Consolidated Condensed Balance Sheet.
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

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the Amended Long-Term Facility as of September 30, 2023.

In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $2.5 billion term loan, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $212 million at September 30, 2023 and $204 million at December 31, 2022, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2025.
We had $2.5 billion drawn on the committed credit facilities at September 30, 2023 and December 31, 2022, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at September 30, 2023 and December 31, 2022:

Millions of dollars	September 30, 2023	December 31, 2022
Short-term borrowings due to banks	23	4
Total notes payable	$23	$4
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
Certain arrangements include servicing of transferred receivables by Whirlpool. The amount of cash proceeds received under these arrangements was $153 million for the nine months ended September 30, 2023. No amounts were received under these arrangements for the nine months ended September 30, 2022. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $51 million as of September 30, 2023 and $80 million as of December 31, 2022, respectively.
(6)    COMMITMENTS AND CONTINGENCIES
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at September 30, 2023. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.2 billion Brazilian reais (approximately $448 million at September 30, 2023).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 282 million Brazilian reais (approximately $56 million at September 30, 2023), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately $323 million Brazilian reais (approximately $64 million at September 30, 2023). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
In addition to the BEFIEX, IPI tax credit and PIS/COFINS inputs matters noted above, other assessments issued by the Brazilian tax authorities related to indirect and income tax matters, and other matters, are at various stages of review in numerous administrative and judicial proceedings. We are vigorously defending our positions related to BEFIEX credits and other Brazil Tax Matters. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss.
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
Legacy EMEA Legal Matters
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France, including Whirlpool and Indesit. The FCA investigation was split into two parts, and in December 2018, we finalized a settlement with the FCA on the first part of the investigation. The second part of the FCA investigation, which is focused primarily on manufacturer interactions with retailers, is ongoing. The Company has agreed to a preliminary settlement range with the FCA and recorded a charge of approximately $69 million in the first half of 2023. The Company expects the settlement amount to be finalized in early 2024, and to make payment to the FCA in 2024. The Company is fully cooperating with this investigation.
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
Other Litigation
See Note 11 for information on certain U.S. income tax litigation. In addition, we are currently defending against two lawsuits that have been certified for treatment as class actions in U.S. federal court, relating to two top-load washing machine models. In December 2019, the court in one of these lawsuits entered summary judgment in Whirlpool's favor. That ruling remains subject to appeal, and the other lawsuit is ongoing. We are vigorously defending our positions in these lawsuits. Given the status of the proceedings, we cannot reasonably estimate a range of loss, if any, at this time. The resolution of these matters could have a material adverse effect on our financial statements in any particular reporting period.
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

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2023	2022
Balance at January 1 (1)	$190	$286
Issuances/accruals during the period	170	171
Settlements made during the period/other	(160)	(222)
Balance at September 30	$200	$235

Current portion	$133	$150
Non-current portion	67	85
Total	$200	$235

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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At September 30, 2023 and December 31, 2022, the guaranteed amounts totaled 1.3 billion Brazilian reais (approximately $261 million at September 30, 2023) and 1.1 billion Brazilian reais (approximately $215 million at December 31, 2022), respectively. The fair value of these guarantees were nominal at September 30, 2023 and December 31, 2022. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $2.9 billion at September 30, 2023 and $2.9 billion at December 31, 2022, respectively. Our total short-term outstanding bank indebtedness under guarantees was nominal at both September 30, 2023 and December 31, 2022.

(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	29	20	7	4	2	1
Expected return on plan assets	(35)	(36)	(6)	(8)	—	—
Amortization:
Actuarial loss	9	14	1	2	—	—
Prior service credit	—	—	—	—	(10)	(12)
Settlement and curtailment (gain) loss	—	2	—	—	—	—
Net periodic benefit cost (credit)	$4	$1	$3	$(1)	$(8)	$(11)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Service cost	$2	$2	$2	$3	$—	$—
Interest cost	86	61	20	12	5	4
Expected return on plan assets	(106)	(109)	(17)	(24)	—	—
Amortization:
Actuarial loss	28	43	4	7	—	—
Prior service credit	—	—	—	—	(31)	(35)
Settlement and curtailment (gain) loss	—	1	—	1	—	—
Net periodic benefit cost (credit)	$10	$(2)	$9	$(1)	$(26)	$(31)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Operating profit (loss)	$1	$1	$1	$1	$—	$—
Interest and sundry (income) expense	3	—	2	(2)	(8)	(11)
Net periodic benefit cost	$4	$1	$3	$(1)	$(8)	$(11)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Operating profit (loss)	$2	$2	$2	$3	$—	$—
Interest and sundry (income) expense	8	(4)	7	(4)	(26)	(31)
Net periodic benefit cost	$10	$(2)	$9	$(1)	$(26)	$(31)

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at September 30, 2023 and December 31, 2022, respectively.

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, or certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at September 30, 2023 and December 31, 2022.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of September 30, 2023 and December 31, 2022.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at September 30, 2023 and December 31, 2022. Hedge assets and liabilities of our European major domestic appliance business have been classified as held for sale and are excluded from the table below.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2023	2022	2023	2022	2023	2022		2023	2022
Derivatives accounted for as hedges(1)
Commodity swaps/options	$194	$170	$7	$7	$11	$17	(CF)	21	24
Foreign exchange forwards/options	1,012	998	11	24	24	20	(CF/NI)	101	15
Cross-currency swaps	618	618	6	5	49	42	(CF)	65	74
Total derivatives accounted for as hedges			$24	$36	$84	$79
Derivatives not accounted for as hedges
Commodity swaps/options	$—	$1	$—	$—	$—	$—	N/A	0	0
Foreign exchange forwards/options	399	439	1	5	4	6	N/A	5	5
Total derivatives not accounted for as hedges			1	5	4	6
Total derivatives			$25	$41	$88	$85

Current			$22	$40	$37	$41
Noncurrent			3	1	51	44
Total derivatives			$25	$41	$88	$85
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Millions of dollars		2023	2022
Cash flow hedges
Commodity swaps/options		$17	$(20)
Foreign exchange forwards/options		25	109
Cross-currency swaps		32	(61)
Interest rate derivatives		—	4
Net Investment hedges
Foreign currency		—	(8)
		$74	$24

		Three Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2023	2022
Commodity swaps/options	Cost of products sold	$(5)	$5
Foreign exchange forwards/options	Net sales	(1)	(1)
Foreign exchange forwards/options	Cost of products sold	(15)	(3)
Foreign exchange forwards/options	Interest and sundry (income) expense	2	66
Cross-currency swaps	Interest and sundry (income) expense	41	(62)
Interest rate derivatives	Interest expense	—	—
		$22	$5

		Three Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2023	2022
Foreign exchange forwards/options	Interest and sundry (income) expense	$(11)	$6
(2)Change in gain (loss) recognized in OCI (effective portion) for the three months ended September 30, 2023 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $(12) million and $8 million for the three months ended September 30, 2023 and 2022, respectively. The tax impact of the net investment hedges was $0 million and $2 million for the three months ended September 30, 2023 and 2022, respectively.
(3)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended September 30, 2023 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

		Nine Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (4)
Millions of dollars		2023	2022
Cash flow hedges
Commodity swaps/options		$(5)	$(18)
Foreign exchange forwards/options		(38)	189
Cross-currency swaps		12	37
Interest rate derivatives		—	56
Net Investment hedges
Foreign currency		—	(26)
		$(31)	$238

		Nine Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(5)
Cash Flow Hedges - Millions of dollars		2023	2022
Commodity swaps/options	Cost of products sold	$(10)	$39
Foreign exchange forwards/options	Net sales	(2)	—
Foreign exchange forwards/options	Cost of products sold	(30)	(19)
Foreign exchange forwards/options	Interest and sundry (income) expense	21	162
Cross-currency swaps	Interest and sundry (income) expense	29	53
Interest rate derivatives	Interest expense	—	—
		$8	$235

		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2023	2022
Foreign exchange forwards/options	Interest and sundry (income) expense	$15	$1
(4)Change in gain (loss) recognized in OCI (effective portion) for the nine months ended September 30, 2023 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $10 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively. The tax impact of the net investment hedges was $0 million and $6 million for the nine months ended September 30, 2023 and 2022, respectively.
(5)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the nine months ended September 30, 2023 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended September 30, 2023 and 2022. There were no hedges designated as fair value for the periods ended September 30, 2023 and 2022. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $46 million at September 30, 2023.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2023	2022	2023	2022	2023	2022	2023	2022
Short-term investments (1)	$849	$1,209	$630	$934	$219	$275	$849	$1,209
Net derivative contracts	—	—	—	—	(63)	(44)	(63)	(44)
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
On December 20, 2022, the Company's board authorized the transaction with Arcelik and the European major domestic appliance business was classified as held for sale during the fourth quarter of 2022. The disposal group was measured at fair value less cost to sell. We used a discounted cash flow analysis and multiple market data points in our analysis to determine fair value (Level 3 input) of the 25% interest retained, resulting in an estimated fair value of $140 million. The discounted cash flow analysis utilized a discount rate of 16.5%.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

We recorded an adjustment of $286 million for the nine months ended September 30, 2023, of which $46 million was recorded during the third quarter, resulting in a total loss of $1.8 billion for the transaction. These adjustments reflect transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which will continue to be evaluated each reporting period until completion of the transaction.
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
See Note 13 to the Consolidated Condensed Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $7.1 billion and $7.0 billion at September 30, 2023 and December 31, 2022, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2022	$2,506	$8,261	$(2,090)	$(3,949)	$114	$170
Comprehensive income (loss)
Net earnings (loss)	(176)	(179)	—	—	—	3
Other comprehensive income	(1)	—	(1)	—	—	—
Comprehensive income (loss)	(177)	(179)	(1)	—	—	3
Stock issued (repurchased)	2	—	—	2	—	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2023	$2,234	$7,985	$(2,091)	$(3,947)	$114	$173
Comprehensive income (loss)
Net earnings (loss)	87	85	—	—	—	2
Other comprehensive income	(39)	—	(39)	—	—	—
Comprehensive income (loss)	48	85	(39)	—	—	2
Stock issued (repurchased)	7	—	—	7	—	—
Dividends declared	(96)	(96)	—	—	—	—
Balances, June 30, 2023	$2,193	$7,974	$(2,130)	$(3,940)	$114	$175
Comprehensive income
Net earnings (loss)	85	83	—	—	—	2
Other comprehensive income	55	—	55	—	—	—
Comprehensive income	140	83	55	—	—	2
Stock issued (repurchased)	4	—	—	4	—	—
Dividends declared	(97)	(96)	—	—	—	(1)
Balances, September 30, 2023	$2,240	$7,961	$(2,075)	$(3,936)	$114	$176

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2021	$5,013	$10,170	$(2,357)	$(3,081)	$114	$167
Comprehensive income (loss)
Net earnings (loss)	316	313	—	—	—	3
Other comprehensive income	58	—	58	—	—	—
Comprehensive income (loss)	374	313	58	—	—	3
Stock issued (repurchased)	(539)	—	—	(539)	—	—
Dividends declared	(103)	(103)	—	—	—	—
Balances, March 31, 2022	$4,745	$10,380	$(2,299)	$(3,620)	$114	$170
Comprehensive income (loss)
Net earnings (loss)	(368)	(371)	—	—	—	3
Other comprehensive income	209	—	209	—	—	—
Comprehensive income (loss)	(159)	(371)	209	—	—	3
Stock issued (repurchased)	(280)	—	—	(280)	—	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, June 30, 2022	$4,209	$9,912	$(2,090)	$(3,900)	$114	$173
Comprehensive income
Net earnings	145	143	—	—	—	2
Other comprehensive income	151	—	151	—	—	—
Comprehensive income	296	143	151	—	—	2
Stock issued (repurchased)	(57)	—	—	(57)	—	—
Dividends declared	(97)	(95)	—	—	—	(2)
Balances, September 30, 2022	$4,351	$9,960	$(1,939)	$(3,957)	$114	$173

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2023			2022
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$16	$—	$16	$109	$2	$111
Cash flow hedges	52	(13)	39	28	8	36
Pension and other postretirement benefits plans	—	—	—	3	1	4
Other comprehensive income (loss)	68	(13)	55	140	11	151
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$68	$(13)	$55	$140	$11	$151

	Nine Months Ended September 30,
	2023			2022
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$43	$—	$43	$368	$6	$374
Cash flow hedges	(39)	9	(30)	29	9	38
Pension and other postretirement benefits plans	2	—	2	9	(3)	6
Other comprehensive income (loss)	6	9	15	406	12	418
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$6	$9	$15	$406	$12	$418
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
There were no material net impacts of the reclassification adjustments out of accumulated other comprehensive income (loss) included in net earnings (loss) for the three and nine months ended September 30, 2023.
Net earnings (loss) per Share
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2023	2022	2023	2022
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$83	$143	$(10)	$85
Denominator for basic earnings per share - weighted-average shares	55.0	54.7	54.9	56.3
Effect of dilutive securities - share-based compensation	0.3	0.3	—	0.4
Denominator for diluted earnings per share - adjusted weighted-average shares	55.3	55.0	54.9	56.7
Anti-dilutive stock options/awards excluded from earnings per share	1.0	0.7	1.0	0.5

Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the nine months ended September 30, 2023, we did not repurchase any shares under these share repurchase programs. At September 30, 2023, there were approximately $2.6 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.
(11)    INCOME TAXES
Income tax expense was $86 million and $268 million for the three and nine months ended September 30, 2023, compared to income tax expense of $53 million and $196 million for the same periods of 2022. For the three months ended September 30, 2023, the increase is primarily due to audits and settlements. For the nine months ended September 30, 2023, the increase is primarily due to audits and settlements partially offset by the impact of non-deductible impairments, including loss on sale and disposal and non-deductible fines and penalties
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2023	2022	2023	2022
Earnings (Loss) before income taxes	$172	$200	$267	$295

Income tax expense (benefit) computed at United States statutory tax rate	36	42	56	62
State and local taxes, net of federal tax benefit	(6)	(2)	(1)	14
Valuation allowances	8	12	29	19
Audit and Settlements	29	6	83	(13)
U.S. foreign income items, net of credits	(9)	2	(6)	(8)
Non deductible impairments	6	—	57	150
Non deductible fines and penalties	—	—	20	—
Other	22	(7)	30	(28)
Income tax expense (benefit) computed at effective worldwide tax rates	$86	$53	$268	$196

At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
Other Income Tax Matters
During its examination of Whirlpool’s 2009 U.S. federal income tax return, the IRS asserted that income earned by a Luxembourg subsidiary via its Mexican branch should be recognized as income on its 2009 U.S. federal income tax return. The Company contested the matter in United States Tax Court (US Tax Court). Both Whirlpool and the IRS moved for partial summary judgment on this issue. On May 5, 2020, the US Tax Court granted the IRS’s motion for partial summary judgment and denied Whirlpool’s.
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
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2023	$2,977	$863	$857	$229	$—	$4,926
2022	2,873	903	750	258	—	4,784
Intersegment sales
2023	$59	$18	$408	$11	$(496)	$—
2022	65	18	380	11	(474)	—
Depreciation and amortization
2023	$48	$1	$18	$5	$12	$84
2022	42	41	17	4	14	118
EBIT
2023	$298	$1	$54	$5	$(92)	$266
2022	282	(28)	40	12	(68)	238
Total assets
September 30, 2023	$11,315	$1,967	$4,757	$1,534	$(2,684)	$16,889
December 31, 2022	10,913	5,240	4,343	1,516	(4,888)	17,124
Capital expenditures
2023	$43	$22	$36	$2	$18	$121
2022	35	27	32	6	17	117

	Nine Months Ended September 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2023	$8,547	$2,606	$2,434	$780	$—	$14,367
2022	8,629	2,995	2,297	880	—	14,801
Intersegment sales
2023	$167	$62	$1,161	$31	$(1,421)	$—
2022	228	66	1,143	33	(1,470)	—
Depreciation and amortization
2023	$151	$1	$52	$16	$42	$262
2022	127	111	49	14	43	344
EBIT
2023	$862	$23	$146	$25	$(533)	$523
2022	1,153	(53)	151	48	(884)	415
Total assets
September 30, 2023	$11,315	$1,967	$4,757	$1,534	$(2,684)	$16,889
December 31, 2022	10,913	5,240	4,343	1,516	(4,888)	17,124
Capital expenditures
2023	$139	$63	$81	$6	$49	$338
2022	104	62	93	23	52	334
Assets of $3.4 billion and $3.4 billion associated with our European major domestic appliance business has been classified as assets held for sale and recorded at fair value less costs to sell at September 30, 2023 and December 31, 2022, respectively. Temporary fluctuations in regional assets are expected throughout the remainder of 2023 due to intercompany activity required by the expected contribution of the European major domestic appliance business. These changes are eliminated at the total entity level. See Note 13 to the Consolidated Condensed Financial Statements for additional information on the transaction.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2023	2022	2023	2022
Items not allocated to segments:
Restructuring charges	$(5)	$(3)	$(14)	$(13)
Legacy EMEA legal matters	—	—	(98)	—
Impairment of goodwill and other intangibles	—	—	—	(384)
Gain (loss) on sale and disposal of businesses	(46)	(2)	(286)	(348)
Corporate expenses and other	(41)	(63)	(135)	(139)
Total other/eliminations	$(92)	$(68)	$(533)	$(884)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2023	2022	2023	2022
Operating profit	$257	$221	$603	$376
Interest and sundry (income) expense	(10)	(19)	77	(45)
Equity method investment income (loss), net of tax	(1)	(2)	(3)	(6)
Total EBIT	$266	$238	$523	$415
Interest expense	95	40	259	126
Income tax expense	86	53	268	196
Net earnings (loss)	$85	$145	$(4)	$93
Less: Net earnings available to noncontrolling interests	2	2	6	8
Net earnings (loss) available to Whirlpool	$83	$143	$(10)	$85
13) ACQUISITIONS AND DIVESTITURES
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
The Europe transaction is subject to certain closing conditions, including regulatory approvals from the European Commission, Germany, Austria and China, which have been received, and the UK which remains. We are working diligently with all parties to close the transactions as soon as possible, and expect the transactions to be completed by April 2024.
Upon closing, the transaction will result in the deconsolidation of the European major appliances business. In connection with the sale, we recorded a loss on disposal of $1.5 billion in the fourth quarter of 2022. The loss includes a write-down of the net assets of $1.2 billion of the disposal group to a fair value of $139 million and also includes $393 million of cumulative currency translation adjustments, $98 million release of other comprehensive loss on pension and $18 million of other transaction related costs. No goodwill is included in the disposal group.
We recorded an adjustment of $286 million for the nine months ended September 30, 2023, of which $46 million was recorded during the third quarter, resulting in a total loss of $1.8 billion for the transaction. These adjustments are recorded in the loss on sale and disposal of businesses and reflect transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which will continue to be evaluated each reporting period until completion of the transaction.
Both Whirlpool and the post-closing controlling interest shareholder retain an option for Arcelik to purchase the remaining equity interest in a newly formed European appliance company for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.

The following table presents the carrying amounts of the major classes of the disposal group's assets and liabilities as of September 30, 2023 and December 31, 2022, respectively.

Millions of dollars	September 30, 2023	December 31, 2022
Carrying amounts of major classes of assets
Current Assets
Cash and cash equivalents	$89	$94
Accounts receivable, net of allowance of $27 and $32, respectively	748	667
Inventories	600	650
Prepaid and other current assets	105	145
Total current assets	1,542	1,556
Property, net of accumulated depreciation of $1,599 and $1,648, respectively	871	822
Right of use assets	160	163
Other intangibles, net of accumulated amortization of $142 and $141, respectively	275	279
Deferred income taxes	554	610
Other noncurrent assets	15	17
Total noncurrent assets	1,875	1,891
Total assets	$3,417	$3,447
Carrying amounts of major classes of liabilities
Current liabilities
Accounts payable	$1,109	$1,394
Accrued expenses	232	152
Accrued advertising and promotions	182	172
Employee compensation	84	107
Notes payable	2	3
Other current liabilities	137	125
Total current liabilities	1,746	1,953
Noncurrent liabilities
Long-term debt	1	2
Pension benefits	105	122
Lease liabilities	130	131
Other noncurrent liabilities	32	88
Total noncurrent liabilities	268	343
Total liabilities	$2,014	$2,296

Total net assets of the disposal group classified as held for sale	$1,403	$1,151

Assets held for sale	Fair value of interest retained	$140	$139
Liabilities held for sale	Cumulative currency translation adjustment and Other comprehensive income on pension	$478	$490

The following table summarizes European major appliances business' earnings (loss) available to Whirlpool before income taxes for the nine months ended September 30, 2023 and September 30, 2022 respectively:

	Nine Months Ended September 30,
in millions	2023	2022
Earnings (loss) before income taxes	$12	$(89)
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
The following table presents the preliminary allocation of purchase price related to the InSinkErator acquisition as of September 30, 2023. Purchase accounting adjustments recorded during the third quarter of 2023 were not material.

(in millions)	Amount
Cash and cash equivalents	$7
Receivables, net	74
Inventories	93
Other current assets	1
Property, plant and equipment, net	173
Goodwill	1,152
Other intangible assets	1,630
Other assets	11
Accounts payable	49
Accrued expenses	26
Other current liabilities	34
Deferred income taxes	1
Other long-term liabilities	10
Total Estimated Purchase Consideration	$3,021

Russia Sale Transaction
On June 27, 2022, Whirlpool EMEA SpA, a subsidiary of the Company, entered into a share purchase agreement to sell the Company’s Russia business to Arcelik, subject to customary conditions at closing. The sale included the entirety of the Company’s operations in Russia, including the Company’s manufacturing facility in Lipetsk, Russia, and the sales organization in Moscow, Russia, as well as sales operations in Kazakhstan and other select CIS countries.
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
For additional information see Note 9 to the Consolidated Condensed Financial Statements.

(14) GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	Latin America	Asia	Total Whirlpool
Beginning balance December 31, 2022	$2,829	$33	$452	$3,314
Acquisitions(1)	16	—	—	16
Currency translation	(1)	—	—	(1)
Ending net balance September 30, 2023	$2,844	$33	$452	$3,329
(1)Increase in goodwill is related to the purchase of InSinkErator business. For additional information, see Notes 9 and 13 to the Consolidated Condensed Financial Statements.
For the nine months ended September 30, 2023, there no indicators of goodwill impairment for any of our reporting units based on our qualitative assessment.
In the second quarter of 2022, we identified indicators of goodwill impairment for our EMEA reporting unit, which required us to complete an interim impairment assessment. The primary indicators of impairment were the adverse impacts from the continuation of the Russia and Ukraine conflict, including the impact on demand, the pending divestiture of our Russian operations and other ongoing adverse macroeconomic impacts such as raw material inflation, supply chain disruption and unfavorable demand. As a result of these factors, the operating results for the three-months ended June 30, 2022 were significantly lower than expected and our expectations of attaining our long term plans for the region had been delayed.
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
See Note 9 to the Consolidated Condensed Financial Statements for additional information.
Other Intangible Assets
The following table summarizes other intangible assets for the periods presented:

	September 30, 2023			December 31, 2022
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives
Customer relationships (1)	$668	$(316)	$352	$668	$(287)	$381
Patents and other (2)	116	(114)	2	116	(113)	3
Total other intangible assets, finite lives	$784	$(430)	$354	$784	$(400)	$384
Trademarks, indefinite lives	2,780	—	2,780	2,780	—	2,780
Total other intangible assets	$3,564	$(430)	$3,134	$3,564	$(400)	$3,164
(1) Customer relationships have an estimated useful life of 5 to 19 years.
(2) Patents and other intangibles have an estimated useful life of 3 to 43 years.
For the nine months ended September 30, 2023, there were no indicators of impairment associated with other intangible assets based on our qualitative assessment.
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
In performing our quantitative assessment of other intangible assets, primarily trademarks, we estimated the fair value using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate using a market-based weighted-average cost of capital. Based on our interim quantitative impairment assessment as of June 30, 2022, the carrying value of certain other intangible assets, including Indesit and Hotpoint*, exceeded their fair value, and we recorded an impairment charge of $106 million during the second quarter of 2022. See Note 9 to the Consolidated Condensed Financial Statements for additional information.
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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition of the Company and generally discusses the results of operations for the current three and nine-months ended periods compared to the same prior-year periods. MD&A is provided as a supplement to, and should be read in connection with, the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in this Form 10-Q.
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
OVERVIEW
Whirlpool delivered third-quarter GAAP net earnings available to Whirlpool of $83 million (net earnings margin of 1.7%), or $1.53 per share, compared to GAAP net earnings available to Whirlpool of $143 million (net earnings margin of 3.0%), or $2.60 per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $(322) million for the nine months ended September 30, 2023, compared to $310 million in the same prior year period and free cash flow (non-GAAP) of $(660) million, compared to free cash flow of $(24) million in the same prior year period.
Whirlpool delivered third-quarter ongoing (non-GAAP) earnings per share of $5.45 and ongoing EBIT margin of 6.5%, compared to $4.49 and 5.5% in the same prior-year period.
On a GAAP basis, net earnings margins were impacted by a non-cash charge related to the held for sale treatment for EMEA (see Note 13 for further information). On a GAAP and ongoing basis, quarterly results were favorably impacted by industry demand and share gains in both North America and Latin America along with the favorable impacts of cost take out actions and the benefits of the InSinkErator acquisition, offset by unfavorable product price/mix and unfavorable industry demand in EMEA and Asia. Ongoing EPS results were also impacted by a lower adjusted effective tax rate, partially offset by increased interest expense.
We continue to take actions to deliver shareholder value as we navigate through a challenging macro environment, demonstrated by market share gains in North America and Latin America, and strong cost take out actions. We are also advancing our portfolio transformation with the integration of InSinkErator and we continue to progress towards completing the European major domestic appliance transaction which is progressing through the regulatory process.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2023	2022	Better/(Worse) %	2023	2022	Better/(Worse) %
Net sales	$4,926	$4,784	3.0%	$14,367	$14,801	(2.9)%
Gross margin	799	680	17.5	2,378	2,428	(2.1)
Selling, general and administrative	473	446	(6.1)	1,436	1,283	(11.9)
Restructuring costs	5	3	(66.7)%	14	13	(7.7)
Impairment of goodwill and other intangibles	—	—	nm	—	384	100.0
(Gain) loss on sale and disposal of businesses	46	2	nm	286	348	(17.8)
Interest and sundry (income) expense	(10)	(19)	47.4	77	(45)	nm
Interest expense	95	40	(137.5)	259	126	(105.6)
Income tax expense (benefit)	86	53	(62.3)	268	196	(36.7)
Net earnings (loss) available to Whirlpool	$83	$143	(42.0)	$(10)	$85	nm
Diluted net earnings (loss) available to Whirlpool per share (2)	$1.53	$2.60	(41.2)%	$(0.18)	$1.51	nm
(1) Not meaningful ("nm")
(2) As a result of the GAAP earnings loss for the nine months ended September 30, 2023, the impact of antidilutive shares was excluded from the loss per share calculation on a GAAP basis.
Consolidated net sales increased 3.0% and decreased 2.9% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase for the three months ended September 30, 2023 was primarily driven by increased volume, favorable currency and the impact of the InSinkErator acquisition, partially offset by unfavorable product price/mix. Excluding the impact of foreign currency, net sales increased 1.3% and decreased 2.8%, respectively, for the three and nine months ended September 30, 2023, compared to the same periods in 2022.
The consolidated gross margin percentage for the three and nine months ended September 30, 2023 increased to 16.2% and 16.6%, respectively, compared to 14.2% and 16.4% in the same prior-year periods. The increase was driven by cost take out actions and raw material deflation, partially offset by unfavorable product price/mix.
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

NORTH AMERICA
Net Sales
Net sales increased 3.6% and decreased 1.0% for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase for the three months ended was primarily driven by increased volume and the acquisition of the InSinkErator business, partially offset by the unfavorable impact of product/price mix. The decrease for the nine months ended was primarily due to unfavorable impact of product/price mix, partially offset by increased volume and the InSinkErator business. Excluding the impact from foreign currency, net sales increased 3.8% and decreased 0.6% for the three and nine months ended September 30, 2023, compared to the same periods in 2022.

EBIT
EBIT increased for the three months ended September 30, 2023 and decreased for the nine months ended September 30, 2023 compared to the same periods in 2022. The increase for the three months ended was primarily due to favorable impact of cost take out actions and the InSinkErator acquisition, partially offset by unfavorable impact of product price/mix. The decrease for the nine months ended was primarily due to unfavorable impact of product/price mix, partially offset by favorable impact of InSinkErator acquisition and cost take out actions. EBIT margin was 10.0% and 10.1% for the three and nine months ended September 30, 2023, compared to 9.8% and 13.4% for the same periods in 2022.
EMEA
Net Sales
Net sales decreased 4.4% and 13.0% for the three and nine months ended September 30, 2023, compared to the same periods in 2022. The decrease for the three months ended is primarily driven by lower volume partially offset by favorable impact of foreign currency. The decrease for the nine months ended is primarily driven by lower volume and the Russia divestiture, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 11.1% and 13.6% for the three and nine months ended September 30, 2023, compared to the same periods in 2022.

EBIT
EBIT increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022, the increase for the three months ended is primarily due to the impacts of held-for-sale treatment and cost take out actions, partially offset by reduced volume and unfavorable product/price mix. The increase for the nine months ended is primarily due to the impacts of held-for-sale treatment, cost take out actions and product price/mix, partially offset by reduced volume. EBIT margin was 0.1% and 0.9% for the three and nine months ended September 30, 2023, compared to (3.1)% and (1.8)% for the same periods in 2022.
LATIN AMERICA
Net Sales
Net sales increased 14.3% and 6.0% for the three and nine months ended September 30, 2023, compared to the same periods in 2022. The increase for the three months ended was primarily due to increased volume and favorable foreign currency. The increase for the nine months ended was due to favorable product/price mix, foreign currency and higher volume. Excluding the impact from foreign currency, net sales increased 9.8% and 4.8% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.

EBIT
EBIT increased for the three months ended September 30, 2023 and decreased for the nine months ended September 30, 2023 compared to the same periods in 2022. The increase for the three months ended was primarily due to cost take out actions and higher volume. The decrease for the nine months ended was primarily due to unfavorable cost inflation. EBIT margin was 6.3% and 6.0% for the three and nine months ended September 30, 2023, compared to 5.3% and 6.6% for the same periods in 2022.

ASIA

Net Sales
Net sales decreased 11.2% and 11.4% for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The decrease is primarily driven by unfavorable impacts of foreign currency, product price/mix and decreased volume. Excluding the impact from foreign currency, net sales decreased 8.4% and 6.6% for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
EBIT
EBIT decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The decrease was primarily due to unfavorable product price/mix, partially offset by favorable cost take out actions. EBIT margin was 2.2% and 3.2% for the three and nine months ended September 30, 2023 compared to 4.7% and 5.5% for the same periods in 2022.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2023	As a % of Net Sales	2022	As a % of Net Sales	2023	As a % of Net Sales	2022	As a % of Net Sales
North America	$215	7.3%	$205	7.1%	$680	8.0%	$575	6.7%
EMEA	98	11.3	85	9.4	275	10.5	278	9.3
Latin America	81	9.4	65	8.6	235	9.7	196	8.6
Asia	28	12.1	28	10.9	87	10.7	93	10.5
Corporate/other	51	—	63	—	159	—	141	—
Consolidated	$473	9.6%	$446	9.3%	$1,436	10.0%	$1,283	8.7%
Consolidated selling, general and administrative expenses increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase for the three months ended September 30, 2023 is primarily driven by increased employee compensation. The increase for the nine months ended September 30, 2023 is primarily driven by impacts of portfolio transformation, increased employee compensation and marketing investments, in addition to a gain from the sale-leaseback transaction in the first quarter of 2022.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred restructuring charges of $5 million and $14 million for the three and nine months ended September 30, 2023, respectively compared to $3 million and $13 million for the same periods in 2022. For the full year 2023, we expect to incur less than $50 million of restructuring charges, similar to the past two years.

Impairment of Goodwill and Other Intangibles
We recorded an impairment loss of $384 million related to goodwill ($278 million) and other intangibles ($106 million) during the second quarter of 2022 related to the EMEA reporting unit, Indesit and Hotpoint* trademarks, respectively, which is included in the nine months ended September 30, 2022.
The primary indicators of impairment were the adverse impacts from the continuation of the Russia and Ukraine conflict resulting in economic uncertainty in the EMEA region, the pending divestiture of our Russia operations and other macroeconomic factors.
For additional information, see Notes 9 and 14 of the Consolidated Condensed Financial Statements and the Other Information section below.
(Gain) Loss on Sale and Disposal of Businesses
In the fourth quarter of 2022, we incurred a loss of $1.5 billion related to the planned divestiture of our European major domestic appliance business. During the third quarter of 2023, we recorded an additional $46 million for the loss on disposal, primarily due to seasonality of net working capital and transaction costs, resulting in an aggregate loss on disposal of $286 million for the nine months ended September 30, 2023 and a total loss of $1.8 billion for the transaction. This adjustment is recorded in the loss on sale and disposal of businesses and reflects transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which will continue to be evaluated each reporting period until completion of the transaction.
We incurred a loss of $2 million for the three months ended September 30, 2022 and $348 million for the nine months ended September 30, 2022 related to the sale of the Russia business.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Net interest and sundry expense increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase in expense for the nine months ended September 30, 2023 is primarily due to reserves related to legacy EMEA legal matters. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense was $95 million and $259 million for the three and nine months ended September 30, 2023 compared to $40 million and $126 million in the same periods in 2022. The increase is primarily due to an increase in debt and higher interest rates.
Income Taxes
Income tax expense was $86 million and $268 million for the three and nine months ended September 30, 2023 compared to income tax expense of $53 million and $196 million in the same periods of 2022. The increase for the three months ended September 30, 2023 was primarily due to audits and settlements. The increase for the nine months ended September 30, 2023 was audits and settlements, partially offset by the impact of non-deductible impairments, including loss on sale and disposal of businesses and non-deductible fines and penalties.
For additional information, see Note 11 to the Consolidated Condensed Financial Statements.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2022.
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and JennAir trademarks continue to be at risk at September 30, 2023. None of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.

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
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, debt repayment, and returns to shareholders. We currently have $1.3 billion of debt maturing within the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation or cash on hand.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.
Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.1 billion at September 30, 2023. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At September 30, 2023, we had cash or cash equivalents greater than 1% of our consolidated assets in Brazil (2.4%), United States (1.3%) and India (1.3%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil, which represented 1%. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility and a committed $2.5 billion term loan. There was $2.5 billion drawn on the committed credit facilities at September 30, 2023. In addition to these facilities, we have committed credit facilities in Brazil and India that provide borrowings up to approximately $212 million at September 30, 2023.
We were in compliance with our interest coverage ratio under the revolving credit facility and term loan as of September 30, 2023. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.

Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At September 30, 2023, we have no notes payable under the revolving credit facility or commercial paper programs. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material impacts from customer insolvencies during the three months ended September 30, 2023, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2023	2022
Cash provided by (used in):
Operating activities	$(322)	$310
Investing activities	(343)	(333)
Financing activities	(203)	(1,195)
Effect of exchange rate changes	28	(32)
Less: (decrease) increase in cash classified as held for sale	5	—
Net change in cash, cash equivalents and restricted cash	$(835)	$(1,250)
Cash Flows from Operating Activities
More cash was used in operating activities during the nine months ended September 30, 2023 compared to the same period in 2022. The increase in cash used in operating activities was primarily driven by lower cash earnings and unfavorable changes in working capital, partially offset by a decrease in employee payments. The prior year operating cash flow results also included the benefits from settlements of cash flow hedges. The working capital change was primarily driven by an increase in accounts receivable as a result of higher shipment volumes and working capital actions, partially offset by a favorable change in accounts payable due to cost deflation and higher production volumes.
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
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2023 was comparable in each period and primarily reflects the impact of capital expenditures.

Cash Flows from Financing Activities
Cash used in financing activities during the nine months ended September 30, 2023 decreased compared to the same period in 2022 primarily due to lower share repurchases.
Financing Arrangements
The Company had total committed credit facilities of approximately $6.2 billion at September 30, 2023. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had $2.5 billion drawn on the committed credit facilities (representing amounts drawn on the term loan) at September 30, 2023 and December 31, 2022, respectively, which were used to fund the InSinkErator acquisition in the fourth quarter of 2022.
For additional information about our financing arrangements, see Note 5 to the Consolidated Condensed Financial Statements.
Dividends
On August 15, 2023, our Board of Directors approved a quarterly dividend on our common stock of $1.75 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2023, we had approximately $446 million outstanding under these agreements.
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
•Ongoing EBIT
•Ongoing earnings per diluted share
•Ongoing EBIT margin
•Sales excluding foreign currency
•Free cash flow
•Gross debt leverage
Ongoing measures, including ongoing earnings per diluted share and ongoing EBIT, exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. EBIT margin is calculated by dividing EBIT by net sales. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. Management believes that Gross Debt Leverage (Gross Debt/Ongoing EBITDA) provides stockholders with a clearer basis to assess the

Company's ability to pay off its incurred debt. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting. We continue to work through a process of resegmenting our current operational reporting to reflect the evolving changes in our portfolio transformation, including our strong value-creating small domestic appliance business.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended September 30,
	2023	2022
Net earnings (loss) available to Whirlpool (1)	$83	$143
Net earnings (loss) available to noncontrolling interests	2	2
Income tax expense (benefit)	86	53
Interest expense	95	40
Earnings before interest & taxes	$266	$238
Impact of M&A transactions (a)	56	27
Ongoing EBIT (2)	$322	$265
(1)Net earnings (loss) margin is approximately 1.7% for the three months ended September 30, 2023 compared to 3.0% in the same prior year period. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three months ended September 30, 2023 and September 30, 2022, respectively.
(2)Ongoing EBIT margin is approximately 6.5% for the three months ended September 30, 2023 compared to 5.5% in the same prior year period. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three months ended September 30, 2023 and September 30, 2022, respectively.

Earnings Per Diluted Share	Three Months Ended September 30,
	2023	2022
Earnings (loss) per diluted share	$1.53	$2.60
Impact of M&A transactions (a)	1.02	0.49
Income tax impact	0.34	0.05
Normalized tax rate adjustment (b)	2.56	1.35
Ongoing earnings per diluted share	$5.45	$4.49

Free Cash Flow (FCF) Reconciliation: in millions	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Cash provided by (used in) operating activities	$(322)	$310
Capital expenditures	(338)	(334)
Free cash flow	$(660)	$(24)

Cash provided by (used in) investing activities	$(343)	$(333)
Cash provided by (used in) financing activities	$(203)	$(1,195)
Footnotes
(a) IMPACT OF M&A TRANSACTIONS - On January 16, 2023, we signed a contribution agreement to contribute our European major domestic appliance business into a newly formed entity with Arçelik. In connection with the transaction, we recorded a non-cash loss on disposal of $286 million for the nine months ended September 30, 2023, of which $46 million was recorded during the third quarter, resulting in a total loss of $1,807 million for the transaction.
Additionally, we have incurred other unique transaction related costs related to portfolio transformation for a total of $10 million for the three months ended September 30, 2023. These transaction costs are recorded in Selling, General and Administrative expenses on our Consolidated Condensed Statements of Comprehensive Income (Loss).
During the second quarter of 2022, we entered into an agreement to sell our Russia business. We classified this disposal group as held for sale and recorded an impairment loss of $346 million for the write-down of the net assets to their fair value. During the third quarter of 2022, the loss from disposal was adjusted by an immaterial amount resulting in a final loss amount of $348 million for the nine months ended September 30, 2022. For additional information, see Note 13 to the Consolidated Condensed Financial Statements. Additionally, we incurred unique transaction related costs of $25 million related to portfolio transformation and EMEA strategic assessment expenses for the three months ended September 30, 2022
(b) NORMALIZED TAX RATE ADJUSTMENT - During the third quarter of 2023, the Company calculated ongoing earnings per share using an adjusted tax rate of (33.0)%, which excludes the non-tax deductible impact of M&A transactions of approximately $25 million recorded in the third quarter of 2023 and which reflects certain expected tax benefits related to legal entity restructuring transactions that are expected to be completed in the fourth quarter of 2023. The Company expects these restructuring steps to cause our full-year adjusted effective tax rate to be between (5.0)% to 0%. During the third quarter of 2022, the Company calculated ongoing earnings per share using an adjusted tax rate of (10.8)% to reconcile to our anticipated full-year adjusted 2022 effective tax rate between 14.0% and 16.0%.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate our anticipated 2023 full-year adjusted tax rate between (5.0)% to 0%. We currently estimate earnings per diluted share for 2023 as follows:

2023
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2023	~$9.00
Including:
Impact of M&A transactions	$4.52
Legacy EMEA legal matters	$1.78
Income tax impact	$0.19
Normalized tax rate adjustment	$0.51

Industry Demand
North America	1 - 2%
EMEA	(8) - (6)%
Latin America	0 - 2%
Asia	(3) - (2)%
For the full-year 2023, we expect to generate cash from operating activities of approximately $1,100 million and free cash flow of approximately $500 million, including restructuring cash outlays of approximately $25 million and capital expenditures of approximately $600 million.
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

Millions of dollars	2023
Current Outlook
Cash provided by (used in) operating activities (1)	~1100
Capital expenditures	~600
Free cash flow	~500
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
OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 6 to the Consolidated Condensed Financial Statements. Unfavorable outcomes in these proceedings could have a material adverse effect on our financial statements in any particular reporting period.

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
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, including the conflict in Ukraine and related sanctions, COVID-related shutdowns, and government actions in China, we expect to continue to be impacted by the following factors: a global shortage of certain components, such as semiconductors, a strain on raw material and input cost inflation, all of which have begun easing in 2023 but remain volatile. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period. In addition, we have reached an agreement relating to insurance coverage proceeds for our business operations impacted by the 2021 Texas freeze event.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2022.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
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
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the nine months ended September 30, 2023, we did not repurchase any shares under these programs. At September 30, 2023, there were approximately $2.6 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2023:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2023 through July 31, 2023			—	$2,587
August 1, 2023 through August 31, 2023			—	2,587
September 1, 2023 through September 30, 2023			—	2,587
Total	—		—
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 10.1*	Amendment No. 1 to The Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan effective August 14, 2023

Exhibit 10.2*	Amendment No. 2 to The Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan effective August 14, 2023

Exhibit 10.3*	Amendment No. 1 to The Whirlpool Corporation Executive Deferred Savings Plan II effective August 14, 2023

Exhibit 10.4*	Amendment No. 2 to The Whirlpool Corporation Executive Performance Excellence Plan effective August 14, 2023

Exhibit 10.5*	Amendment No. 2 to The Whirlpool Corporation Performance Excellence Plan effective August 14, 2023

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	October 26, 2023