Form 10-K
period 2023-12-31
WHIRLPOOL CORP /DE/
filed 2024-02-14
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	Yes	☒	No	☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	Yes	☐	No	☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).	Yes	☐	No	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) was $7,941,546,633.

On February 9, 2024, the registrant had 54,643,756 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
Portions of the registrant's proxy statement for the 2024 annual meeting of stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2023 are incorporated by reference into Part III of this Annual Report on From 10-K.
Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2023

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this annual report, including those within the forward-looking perspective section within the Management's Discussion and Analysis section, do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "guarantee," "seek," and the negative of these words and words and terms of similar substance. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Unless otherwise indicated, the terms "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries.

ITEM 1.	BUSINESS

Our Company Improving life at home has been at the heart of our business for 112 years – it is why we exist and why we are passionate about what we do.
Whirlpool Corporation ("Whirlpool"), committed to being the best kitchen and laundry company, in constant pursuit of improving life at home, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in 10 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, environmental sustainability, social responsibility and community involvement. Whirlpool had approximately $19 billion in annual net sales and 59,000 employees in 2023.
In 2023, we conducted our business through four operating segments, which we define based on geography. Whirlpool's operating segments in 2023 consisted of North America; Europe, Middle East and Africa ("EMEA"); Latin America and Asia. Beginning January 1, 2024, we are conducting our business through five operating segments, which consist of Major Domestic Appliances (“MDA”) North America; MDA Europe, MDA Latin America; MDA Asia; and Small Domestic Appliances (“SDA”) Global. For additional information, see Note 14 to the Consolidated Financial Statements.
On January 16, 2023, Whirlpool entered into a contribution agreement with Arçelik A.Ş (“Arcelik”) in alignment with Whirlpool’s portfolio transformation. Under the terms of the agreement, Whirlpool will contribute its European major domestic appliance business, and Arcelik will contribute its European major domestic appliance, consumer electronics, air conditioning, and small domestic appliance businesses into the newly formed entity of which Whirlpool will own 25% and Arcelik 75%, subject to an adjustment mechanism based on certain financial matters. Separately, Whirlpool subsequently reached an agreement for the sale of Whirlpool’s Middle East and Africa business to Arcelik. These transactions impact businesses that are collectively referred to as the European major domestic appliance business which was classified as held for sale in the fourth quarter of 2022. Whirlpool will retain ownership of its EMEA KitchenAid small domestic appliance business.
The transactions are expected to close by April 2024 and include nine Whirlpool production sites located in Italy, Poland, Slovakia, and the UK, as well as two Arcelik production facilities in Romania. The Europe transaction is subject to certain closing conditions, including regulatory approvals from the European Commission, Germany, Austria and China, which have been received, and the UK which remains. On February 8, 2024, the U.K. Competition and Markets Authority (“CMA”) provisionally cleared the Transaction. The CMA is expected to issue its final decision by March 26, 2024. For additional information, see Note 15 to the Consolidated Financial Statements.
The MDA Europe business will be deconsolidated upon the completion of the European contribution agreement transaction with Arcelik, and it does not qualify for reporting as discontinued operations.

As used herein, and except where the context otherwise requires, "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries.
Our Strategic Architecture
Our strategic architecture is the foundational component that drives our shareholder value creation and strategy. Below are the key components of our strategic architecture.

WHY?

Our Vision — Be the best kitchen & laundry company, in constant pursuit of improving life at home

WHAT?

Our Mission — Earn trust and create demand for our brands in a digital world

Strategic Imperatives

1. Inspire with our **Brands**
2. Win with **Product Leadership**
3. Grow our **Consumer Direct Business**
4. Build a Competitive and Resilient **Supply Chain**

Operational Priorities

1. Flawless supply chain execution
2. Recover market share (NAR/Brazil/India)
3. $1B+ net cost takeout
4. Disciplined working capital seasonality

HOW?

Leadership Behaviors

- Passion for our consumer
- Straight talk
- Bias for action
- Lead with impact
- Accountability

- Serve
- Listen
- Build
- Lead

Our Values — Integrity • Respect • Inclusion & Diversity • One Whirlpool • Spirit of Winning

Portfolio Transformation
Whirlpool Corporation is committed to delivering significant, long-term value to both our consumers and our shareholders. In 2023 we continued our multi-year portfolio transformation journey, which we expect to transform the company into a higher-growth and higher-margin business. In reflection of this, we have successfully integrated the InSinkErator business into our North America operations and are nearing the expected completion of the contribution agreement transaction with Arcelik for our European major domestic appliance business. Our value creating approach is enabled by three strong pillars: small appliances, major appliances in the Americas and India and commercial appliances, and we are committed to investing in businesses that support higher growth and higher margins. In recognition of our portfolio transformation, including our pending European transaction, we have reorganized our operating segments effective January 1, 2024, including presenting our SDA Global business as a separate operating segment.

THREE STRONG PILLARS

SMALL APPLIANCES
GROW, ALSO INORGANICALLY

More Global in Nature

Serve 'Full' Cooking Journey

EBIT >15%

MAJOR APPLIANCES
STRENGTHEN + REFOCUS

Win in Americas (#1 Position) & Accelerate India Growth

Invest in Consumer Direct Business

EBIT >12%

COMMERCIAL APPLIANCES
GROW, ALSO INORGANICALLY

Structurally Attractive B2B Business

Technology 'Cascades' to Residential

EBIT >15%

INVEST IN HIGHER-GROWTH AND HIGHER-MARGIN BUSINESSES

Reconciliations to equivalent GAAP net earnings measures are not provided as EBIT percentages presented above represent our expectations for these business lines and are not provided with respect to results for any specific period.
We are committed to being the best kitchen and laundry company. Our global footprint includes developed countries and emerging markets, including a leading position in many of the key countries in which we expect to operate. Following the contribution of our European major domestic appliance business, we expect to continue to win in the Americas with our leading position in multiple countries and leading U.S. builder share, alongside over 100 new product introductions in 2023 and accelerating growth in India.
Our Sustained Investment in Innovation
Whirlpool Corporation has been responsible for a number of first-to-market innovations. These include the first electric wringer washer in 1911, the first residential stand mixer in 1919, the first countertop microwave in 1967, the first energy and water efficient top-load washer in 1998 and the first top-load clothes washer with a removable agitator in 2021, among others. In 2023, we launched more than 100 new products throughout the world, demonstrating our commitment to innovation, including the KitchenAid Go cordless system, a 70 centimeter built-in bottom mount refrigerator with leading capacity and noise reduction, and our over-the-range flush microwave hood combination. We also unveiled our SlimTech insulation technology, which we expect to deliver benefits ranging from increased capacity and quieter performance to the potential for increased sustainability and design flexibility. Ever mindful of our impact on the planet, our holistic innovation approach uses Design for Sustainability principles in our global platforms and connects product sustainability directly with our business goals. For example, our InSinkErator food disposers can reduce from landfills up to 600 pounds of food waste generated by the average family of four. We are proud of our track record of innovation and our progress on sustainable innovation with eco-efficient products that reduce environmental impacts.
We are committed to continue innovating for a new generation of consumers. Our world-class innovation pipeline has driven consistent innovation over the last few years, driven by a passionate culture of employees focused on bringing new technologies to market.

As the shift to digital continues, consumers continue to desire connected appliances which fit seamlessly into the larger home ecosystem. As a leading connected appliance manufacturer, we are excited to bring connected products and technologies to market, including voice control with a compatible smart home assistant, food recognition and automatic laundry detergent replenishment and over-the-air updates to qualified connected appliances. These digitally-enabled products and services will increasingly enhance the appliance experience for our consumers, as demonstrated by our highly rated mobile apps.
Whirlpool manufactures and markets a full line of major home appliances and related products. Our principal products are laundry appliances, refrigerators and freezers, cooking appliances, and dishwashers. Additionally, the Company has a strong portfolio of small domestic appliances, including the KitchenAid stand mixer, and a strong line of commercial laundry appliances. We have successfully integrated the InSinkErator business into our North America operations, expanding our portfolio of products to include food waste disposers and instant hot water dispensers for home and commercial use. InSinkErator net sales are reported under the 'Other' product category which are aggregated under the 'Dishwashing and Other' category on the chart below. KitchenAid Small Domestic Appliance net sales are reported under the 'Cooking Appliances' product category.
The following chart provides the percentage of net sales for each of our product categories which accounted for 10% or more of our consolidated net sales over the last three years:
Best Brand Portfolio
We have the best brand portfolio in the industry, with multiple brands with more than $1 billion in revenue. The Company is driving purposeful innovation to meet the evolving needs of consumers through its iconic brand portfolio, demonstrating our commitment to being the best kitchen and laundry company improving life at home for our consumers.

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
Additionally, we have a number of strong regional and local brands, including Maytag, Consul, Brastemp, Amana, Bauknecht, JennAir, Hotpoint*, Indesit, and InSinkErator, among others. These brands add to our impressive depth and breadth of kitchen and laundry product offerings and help us provide products that are tailored to local consumer needs and preferences. Our best brand portfolio in the industry, paired with our robust investment in research and development and consumer insights, positions us well to meet trends in consumer preferences and market demand.
Strong Cost Position
We have a culture of cost optimization and productivity, which we call productivity for growth, and it includes continuous focus on cost efficiency. Since 2017, we have delivered substantial gains through reduced complexity in all aspects of our business: research, design, reduced architectures, and reduced footprint. The regional scale enables our local-for-local production model as we continue to focus on producing as efficiently as possible.

As the macro environment continues to change, we believe our demonstrated ability to execute cost takeout allows us to effectively cope with macroeconomic challenges, and we see additional opportunities to further streamline our cost structure. Throughout 2023 we continued to manage our fixed cost base across manufacturing, logistics and selling, general and administrative expenses while at the same time continuing our portfolio transformation journey. We also continue our journey to reduce the complexity of our design and product platforms. We believe this initiative, among many others, will enable us to utilize increased modular production and improved scale in global procurement.

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

Our long-term value-creation goals reflect our agile and resilient business model, which enables us to succeed in any operating environment with profitable growth, margin expansion, and cash conversion.
Capital Allocation Strategy
We take a balanced approach to capital allocation by focusing on the following key metrics:
In 2023, we continued our 68th year of quarterly dividends, with $384 million in dividends paid in 2023. We continue to prioritize debt repayments, with $500 million of debt repayment in the fourth quarter of 2023. In November 2023, we announced our intention to reduce our ownership interest in our Whirlpool of India subsidiary while maintaining a majority interest, and we expect to utilize the proceeds to further reduce debt levels in 2024. We remain committed to funding innovation and growth and are confident in our ability to generate strong free cash flow. Our free cash flow generation, coupled with our balance sheet strength, provides us the flexibility to support our commitment to returning cash to shareholders.

Regional Business Summary
Overview below includes a summary of our current operating segments relevant for the periods presented in the Consolidated Financial Statements of 2023. Beginning January 1, 2024, we have realigned our operating segments. For additional information, see Note 14 to the Consolidated Financial Statements.

North America
•In the United States and Canada, we market and distribute major home appliances and other consumer products primarily under the Whirlpool, KitchenAid, Maytag, Amana, InSinkErator, JennAir, affresh, Swash, everydrop and Gladiator brand names primarily to retailers, distributors and builders, as well as directly to consumers. We also market small domestic appliances under the KitchenAid brand name to retailers, distributors and directly to consumers.

•We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers' and retailers' respective brand names.

Europe, Middle East and Africa (EMEA)
•In Europe, we market and distribute major domestic appliances to retailers, distributors and directly to consumers under the Whirlpool, Indesit, Hotpoint*, Bauknecht, Ignis, Maytag and Privileg brand names. We also market major domestic appliances and small domestic appliances under the KitchenAid brand name primarily to retailers and distributors, as well as directly to consumers for small domestic appliances.

•We market and distribute products under the Whirlpool, Bauknecht, Maytag, Indesit, Amana and Ignis brand names to distributors and dealers in Africa and the Middle East.

•In 2023, we entered into the contribution agreement with Arçelik to contribute our European major domestic appliance business into a newly formed European appliance company and into a separate agreement for the sale of the Middle East and North Africa business, and expect to close both transactions by April 2024.

Latin America
•In Latin America, we produce, market and distribute our major home appliances, small domestic appliances and other consumer products primarily under the Consul, Brastemp, Whirlpool, KitchenAid, Acros, Maytag and Eslabon de Lujo brand names primarily to retailers, distributors and directly to consumers.

•We serve the countries of Brazil, Mexico, Bolivia, Paraguay, Uruguay, Argentina, Colombia, Chile, and certain Caribbean and Central America countries, via sales and distribution through accredited distributors.

Asia
•In Asia, we market and distribute our major home appliances and small domestic appliances in multiple countries, notably in India.

•We market and distribute our products in Asia primarily under the Whirlpool, Elica, Maytag, KitchenAid, and Indesit brand names through a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores.

•In May 2021, we sold our majority interest in Whirlpool China and subsequently retained a non-controlling interest. Whirlpool China continues to sell Whirlpool-branded products through a licensing agreement in China. In September 2021, we acquired a majority interest in Elica PB India.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Competition
Competition in the major home appliance industry is intense, including competitors such as BSH (Bosch), Electrolux, Haier, Hisense, LG, Mabe, Midea, Panasonic and Samsung, among others, many of which are increasingly expanding beyond their existing manufacturing footprint. The competitive environment includes the impact of a changing retail environment, including the shifting of consumer purchase practices towards e-commerce and other channels. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices, and many of whom have their own brands which compete with our products. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building strong brands, enhancing trade customer and consumer value with our product and service offerings, meeting or exceeding our emissions and product efficiency commitments, optimizing our regional footprint and trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.
Seasonality
The Company's quarterly revenues have historically been affected by a variety of seasonal factors, including holiday-driven promotional periods. Historically, the Company's total revenue and operating margins have been highest in the third and fourth quarter, and this pattern is more pronounced in our Small Domestic Appliance Global business. In 2022 and 2021, we realized a seasonality pattern that differed from historical periods due to the COVID-19 pandemic, supply chain disruptions, and other macroeconomic factors. In 2023, the Company returned to a seasonal pattern of revenue and operating margins that was more heavily weighted to the second half of the year, and we expect that pattern to continue into 2024.
Raw Materials and Purchased Components
Our supplier performance is essential to our business. Some supply disruptions and unanticipated costs have been and may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. In the event of a disruption, we have been able and believe that we would be able to leverage our scale to qualify and use alternate materials, though sometimes at premium costs. In 2022 and 2021, our industry was impacted by supply constraints with our suppliers, factories, and logistics providers, based in significant part on geopolitical developments and macroeconomic factors beyond our control. More specifically, in the fourth quarter of 2022, we experienced a one-off supply chain disruption driving revenue decline in the North America operating segment. In 2023, supply chain constraints and inflation moderated, while geopolitical and macroeconomic factors remained volatile in certain countries.
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
Trademarks, Licenses and Patents
We consider the trademarks, copyrights, patents, and trade secrets we own, and the licenses we hold, in the aggregate, to be a valuable asset. Whirlpool is the owner of a number of trademarks in the United States and foreign countries. The most important trademarks to North America are Whirlpool, Maytag, JennAir, KitchenAid, InSinkErator, and Amana. The most important trademarks to Latin America are Consul, Brastemp, Whirlpool, KitchenAid and Acros. The most important trademark to Asia is Whirlpool.

The most important trademarks to EMEA are Whirlpool, KitchenAid, Bauknecht, Indesit, Hotpoint* and Ignis. In connection with the European major domestic appliance transaction with Arcelik, ownership of the Bauknecht, Indesit, Hotpoint* and Ignis trademarks will transfer to the newly formed company, which is also granted a license to sell Whirlpool-branded products in Europe as further set forth below.
We receive royalties from licensing our trademarks to third parties who manufacture, sell and service certain products bearing the Whirlpool, Maytag, KitchenAid and Amana brand names. As part of the transaction with Arcelik involving the contribution of our European major domestic appliance business, we agreed to a multi-year licensing of the Whirlpool brand to the newly formed company for sales in Europe. We continually apply for and obtain patents globally. The primary purpose in obtaining patents is to protect our designs, technologies, products and services.
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
In 2021, the Company announced a global commitment to reach a net zero emissions target in its plants and operations (scopes 1 and 2) by 2030, which is expected to cover more than 20 of Whirlpool Corporation's manufacturing sites and its large distribution centers around the world, exclusive of the European manufacturing sites. We expect to achieve this target by generating and consuming renewable energy, including installation of wind turbines, solar panels and investing in off-site renewables through virtual power purchase agreements, improvements in energy efficiency and leveraging carbon removal to offset emissions that cannot be avoided. As of 2023, we are in process of operationalizing two virtual power purchase agreements, which are expected to cover 100% of the electricity consumed by U.S. sites. We are also taking actions to reduce waste material across all global manufacturing facilities, and in 2023 we achieved the gold level for Zero Waste to Landfill (ZWtL) for two new manufacturing sites and maintained Gold or Platinum Level at 100% of our other large global manufacturing sites.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

We continued a carbon offsetting initiative based on our use of advanced formulation blowing agents with lower global warming potential in refrigerators produced in North America. These conversions allow us to generate tradable environmental assets and operate in the voluntary carbon offsets market by following an approved American Carbon Registry (ACR) methodology. ACR is a leading carbon offset program that has developed environmentally rigorous, science-based offset methodologies for years. Our ACR-registered carbon offsets are sold to external buyers via a broker, and the funds are used to further our initiatives in reducing our carbon footprint through sustainable product development and emissions offsetting. The amount received for ACR credit sales in 2023 was immaterial. Offset activation, verification, and brokerage was also immaterial in 2023 and is not expected to be material in 2024.
We comply with all laws and regulations regarding protection of the environment, and in many cases where laws and regulations are less restrictive, we have established and are following our own standards, consistent with our commitment to environmental responsibility. These compliance requirements tend to pair well with our ESG focus and we believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position during 2023 and is not expected to be material in 2024.
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
Various municipal, state, and federal regulators have discussed, proposed, or enacted new regulations or bans on appliances that utilize natural gas citing climate change and other concerns, which would impose transition costs and impact our product mix and product offerings, among other impacts. We also believe that transition to a lower-carbon economy presents opportunities for our business, given our broad-based product portfolio of resource-efficient appliances, including a full line of electric, natural gas and induction-based appliances.
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
Human Capital Management
At Whirlpool, our enduring values guide everything we do. We have created an environment where open and honest communication is the expectation, not the exception. We hold our employees to this standard and offer the same in return. Our Integrity Manual helps our employees follow our commitment to win the right way. Additionally, our Supplier Code of Conduct formalizes the key principles under which Whirlpool’s suppliers are required to operate.
Our Human Capital Strategy is built around three pillars:
Effective and Efficient Organization
Our employees are a critical driver of Whirlpool’s global business results. On December 31, 2023, Whirlpool employed approximately 59,000 employees across 48 countries, with 32% located within the United States. Outside of the United States, our largest employee populations were located within Brazil and Mexico. We ensure that we are aligning our people strategies with the organization’s strategic priorities, enabling the execution of our priorities by attracting, developing, engaging and retaining our global talent.
Through our organizational effectiveness practices, we ensure that our organizational design, processes and governance are fit for purpose. We provide all employees with access to learning opportunities to improve critical skills, in order to develop the capabilities required to succeed now and into the future.
Best Talent and Leadership
We believe that our talent is a competitive advantage. We invest in attracting the best talent, developing employees’ skills and capabilities, and retaining top talent. We provide robust and challenging career opportunities for employees, which ensures that we build a deep succession bench for our leadership roles.
Development of leadership acumen within Whirlpool Corporation is critical in ensuring People Leaders at all levels are capable and confident in their ability to bring out the best in our people. At Whirlpool, we believe in “Leaders Teaching Leaders'' where our senior leaders are expected to step up and embrace their role in developing our next generation of leaders. As a result, all of our formal leadership development programs are internally designed and facilitated by Whirlpool leaders themselves. The benefits of this strategy are multifold; our senior leaders grow continually by playing the role of teachers, our next-level leaders learn from their role models’ personal experiences and in turn, our organization builds a leadership engine. Leadership development is a crucial component of our overall organizational strategy, and will continue to be an area of focus in the coming years.
Winning Culture
We continually strive to foster a “family feel” culture where we are accountable to each other. This means that we live our enduring values and conduct ourselves in a way that is consistent with the Whirlpool Leadership Model behaviors.
We leverage a multi-faceted employee listening strategy to better understand our employees’ experience and needs, including regular employee engagement pulse surveys that cover broader engagement, belonging and wellbeing topics.
Our employees’ safety and wellbeing is of the utmost importance. Whirlpool has a proud history of providing our employees with comprehensive and competitive benefits packages and we continue to invest in our employees' health and wellbeing. Our global wellbeing strategy focuses on six main pathways– Be healthy; Be you; Be balanced; Be curious; Be prepared; and Be connected, to further empower and support our employees to “Be Well” in all aspects of their lives. In addition, we provide access for all our employees to clinical counselors and guidance on relationships, finances, retirement planning, legal issues and emotional needs. All global employees, regardless of their full-time or part-time status, are eligible for this free well-being benefit.
Whirlpool offers a variety of programs globally to protect the health and safety of our employees. While we maintain targets for year-over-year reduction of the total recordable incident rate and serious injuries, our goal is always zero.
Whirlpool believes in creating a culture of inclusion where all employees feel a sense of belonging. Inclusion and Diversity has been an enduring value at Whirlpool for decades. Our efforts to appreciate all perspectives and backgrounds enables us to understand our diverse consumer base, improve our products so they can be used by everyone, and make our communities stronger. Our value of Inclusion and Diversity includes focused actions to build a diverse workforce, an inclusive workplace and a vibrant ecosystem. Around the world, nineteen Employee Resource Groups support our inclusive culture by providing opportunities for employees to connect with one another, grow personally and professionally, and give back to their communities.

In 2020, Whirlpool committed to an action-based pledge focused on equality and fairness, with specific workstreams focused on actions we can take within our company and our communities. Since the announcement of this pledge, we have invested in programs that help drive sustainable, positive impact for employees and local communities. In 2023, these investments included supporting our local community through a park restoration on our second annual Juneteenth Day of Impact , and through the grand opening of an 80-unit apartment complex in Benton Harbor. This apartment complex, named Emma Jean Hull Flats, provides high quality housing opportunities for local residents, including discounted leasing for hometown heroes such as emergency personnel and teachers.
Also in 2023 as a part of our pledge for equality and fairness, we continued to enhance our relationship with Florida A&M University. This relationship provides an opportunity for Whirlpool employees to engage with students through mentoring and engineering projects, while also opening opportunities for recruiting top engineering talent from an esteemed Historically Black College & University (HBCU). Hosting a Habitat for Humanity build near Florida A&M University’s campus allowed students, faculty, and local residents to engage with Whirlpool’s employees in new ways.
For additional information, please see Whirlpool’s website (www.whirlpoolcorp.com), and forthcoming 2024 Proxy Statement and 2023 Sustainability Report. The contents of our Sustainability Report, Proxy Statement (except where noted herein), and the Company's website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Other Information
For information about the challenges and risks associated with our foreign operations, see "Risk Factors" under Item 1A.
Whirlpool is a major supplier of laundry, refrigeration, cooking and dishwasher home appliances to Lowe's, a North American retailer. Sales to Lowe's represented approximately 13%, 14%, and 13% of our consolidated net sales in 2023, 2022 and 2021, respectively. Lowe's represented approximately 38% and 37% of our consolidated accounts receivable as of December 31, 2023 and 2022, respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

Information About Our Executive Officers
The following table sets forth the names and ages of our executive officers on February 14, 2024, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Marc R. Bitzer	Chairman of the Board and Chief Executive Officer	2006	59
James W. Peters	Executive Vice President and Chief Financial Officer and President, Whirlpool Asia	2016	54
Carey Martin	Executive Vice President and Chief Human Resources Officer	2023	47
Gilles Morel	Executive Vice President and President, Whirlpool Europe, Middle East & Africa	2019	58
Juan Carlos Puente	Executive Vice President and President, Whirlpool Latin America	2023	49
Ava Harter	Executive Vice President and Chief Legal Officer	2023	54
Ludovic Beaufils	Executive Vice President and General Manager, KitchenAid Small Appliances	2024	51
Alessandro Perucchetti	Executive Vice President and President, Whirlpool North America	2024	48
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2024 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal.
Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for Mr. Morel and Ms. Harter. Prior to joining Whirlpool in April 2019, Mr. Morel served for two years as CEO of Northern and Central Europe for Groupe Savencia. Prior to that, he worked for 27 years at Mars Inc. in various leadership positions, most recently as Regional President, Europe & Eurasia for Mars Chocolate. Prior to joining Whirlpool in December 2020, Ms. Harter served as senior vice president, general counsel, and corporate secretary of Owens Corning since 2015. Prior to her role at Owens Corning, Ms. Harter held roles of increasing responsibility with General Electric, The Dow Chemical Company, Jones Day, and Thompson Hine LLP.
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

PART I

ITEM 1A.	RISK FACTORS
This report contains statements referring to Whirlpool that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "determine," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "may affect," “guarantee”, “seek” and the negative of these words and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or merger, or our businesses. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements.
We have listed below what we believe to be the most significant strategic, operational, financial, legal and compliance, and general risks relating to our business.
STRATEGIC RISKS
We face intense competition in the home appliance industry and failure to successfully compete could adversely affect our business and financial performance.
Each of our operating segments, including our newly reorganized small domestic appliance business effective from January 1, 2024, operates in a highly competitive business environment and faces intense competition from a significant number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as those set forth in the Business section of this Annual Report on Form 10-K, are large, well-established companies, ranking among the Global Fortune 500. We also face competition that may be able to quickly adapt to changing consumer preferences, particularly in the connected appliance space, or may be able to adapt more quickly to changes brought about by supply chain constraints, inflationary pressures, currency fluctuations, geopolitical uncertainty, epidemics or pandemics, increased interest rates or other factors. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices, and which have and may in the future merge, consolidate, form alliances or further increase their relative purchasing scale. Competition in the global appliance industry is based on a number of factors including selling price, product features and design, consumer taste, performance, innovation, reputation, energy efficiency, service, quality, cost, distribution, and financial incentives, such as promotional funds, sales incentives, volume rebates and terms. Many of our competitors are increasingly expanding beyond their existing manufacturing footprints. Our competitors, especially global competitors with low-cost sources of supply, vertically integrated business models and/or highly protected home countries outside the United States, have aggressively priced their products and/or introduced new products to increase market share and expand into new geographies. Many of our competitors have established and may expand their presence in the rapidly changing retail environment, including the continued shift of consumer purchasing practices towards e-commerce and other channels, and the increasing global prevalence of direct-to-consumer sales models. In addition, technological innovation is a significant competitive factor for our products, as consumers continually look for new product features that save time, effort, water and energy. We may further be exposed to competitive risks related to the adoption and application of new technologies by established participants or new entrants, and competitive risks from uncertainty driven by changes to trade laws, regulations and policies, including tariffs, sanctions, and import/export controls. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be adversely affected.
The loss of, or substantial decline in, volume of sales to any of our key trade customers, major buying groups, and/or builders could adversely affect our financial performance.
We sell to a sophisticated customer base of large trade customers, including large domestic and international trade customers, that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, allowing trade customers to change volume among suppliers like us. As the trade customers continue to become larger through merger, consolidation or organic growth, they have sought and may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. As has occurred in the past, if we are unable to meet their demand requirements, our volume growth and financial results could be adversely affected. We also continue to pursue direct-to-consumer sales globally, including the launch of direct-to-consumer sales on most of our brand websites in recent years, which may impact our relationships with existing trade customers. The loss or substantial decline in volume of sales to our key trade customers, major buying groups, builders, or any other trade customers to which we sell a significant amount of products, has adversely affected and in the future could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our financial statements.
Failure to maintain our reputation and brand image could adversely impact our business.
Our brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands depends on our marketing efforts, including advertising and consumer campaigns, as well as product innovation. We could be adversely impacted if we fail to achieve any of these objectives or if, whether or not justified, the reputation or image of our company or any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us, product safety concerns, data privacy breaches or quality issues, inability to meet our net zero or other sustainability goals, or negative association with any brand could damage our reputation and brand image, undermine our customers' confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including an ever-increasing reliance on social media and online dissemination of advertising campaigns. Inaccurate or negative posts, comments or reviews have been and may continue to be made about us or our products on social networking and other websites that can spread rapidly through such forums, which could seriously damage our reputation and brand image. If we do not protect, maintain, extend and expand our brand image, then our financial statements could be materially and adversely affected.
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

An inability to understand consumers’ preferences and to timely identify, develop, manufacture, market, and sell products that meet customer demand could adversely affect our business.
Our success is dependent on anticipating and appropriately reacting to changes in consumer preferences, including the shifting of consumer purchasing practices towards e-commerce, direct-to-consumer and other channels, and on successful new product development, including in the eco-efficiency space, the connected appliance space and the digital space, and process development and product relaunches in response to such changes. In addition, the adoption of generative artificial intelligence ("AI") technologies may bring challenges in terms of disruption to both our business model and our existing technology and products. We may further be exposed to competitive risks related to the adoption and application of new technologies by established participants or new entrants, and others. The speed of technological development may prove disruptive if we are unable to maintain the pace of innovation. To compete effectively we must also be responsive to technological change, potential regulatory developments, and public scrutiny. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key product categories and geographic regions and upon our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing environments.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brands.
We consider our intellectual property rights, including patents, trademarks, copyrights and trade secrets, and the licenses we hold, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements, as well as agreements and policies with our employees and other parties (including non-compete agreements which may become subject to future regulatory action impacting many companies). Our failure to secure and maintain protection for or adequately protect our trademarks, products, new features of our products, or our processes may diminish our competitiveness.
We have applied for intellectual property protection in the United States and other key jurisdictions with respect to certain innovations and new products, design patents, product features, and processes. We cannot be assured that the U.S. Patent and Trademark Office or any similar authority in other jurisdictions will approve any of our patent applications. Additionally, the patents we own could be challenged or invalidated, others could design around our patents or the patents may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, the laws of certain foreign countries in which we do business, or contemplate doing business in the future, do not recognize intellectual property rights or protect them to the same extent as United States law. These factors could weaken our competitive advantage with respect to our products, services, and brands in foreign jurisdictions, which could adversely affect our financial performance.
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
In addition, advances in and growing adoption of AI technology may exacerbate intellectual property risks, including the risk that existing intellectual property laws and rights may not provide adequate protection given advances in AI technology. AI may also increase the risk of inadvertent disclosure of Whirlpool's trade secrets and other confidential information as well as the risk that Whirlpool inadvertently infringes upon others' intellectual property rights.

OPERATIONAL RISKS
We face risks associated with our divestitures, acquisitions, other investments and joint ventures.
From time to time, we make strategic divestitures, acquisitions, investments and participate in joint ventures. For example, in 2022, we divested our operations in Russia and acquired our InSinkErator business from Emerson Electric Co. During the fourth quarter of 2022, we also classified our European major domestic appliance business as held for sale, and signed an agreement in January 2023 to contribute our European major domestic appliance business to a newly formed entity with Arcelik, which transaction we expect to complete by April 2024. These transactions, and other transactions that we have entered into or which we may enter into in the future, can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We have encountered and may encounter difficulties in integrating acquisitions with our operations, undertaking post-acquisition restructuring activities, applying our internal control processes to these acquisitions, managing strategic investments, and in overseeing the operations, systems, and controls of acquired companies. We have also experienced and may in the future experience entity governance and management difficulties where we hold only a minority or simple majority equity ownership position. Integrating acquisitions and carving out divestitures is often costly, may be dilutive to earnings and may require significant attention from management. There might also be differing or inadequate cybersecurity and data protection controls, which could impact our exposure to data security incidents and potentially increase anticipated costs or time to integrate the business. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. While our evaluation of any potential transaction includes business, legal, regulatory and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews have not always or consistently identified and may not always or consistently in the future identify all of the issues necessary to accurately estimate the cost, time and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target's previous activities, costs associated with any quality issues with an acquisition target's legacy products or difficulties and costs associated with obtaining necessary regulatory approvals. In addition, certain liabilities have in the past and may be in the future retained by Whirlpool when closing a facility, divesting an entity or selling physical assets, and certain of these retained liabilities have been in the past and may be in the future material. For example, we agreed to retain certain liabilities relating to Embraco antitrust, tax, environmental, labor and products in connection with the Embraco sale in 2019. In addition, the current and proposed changes to the U.S. and foreign regulatory approval process and requirements in connection with an acquisition may cause approvals to take longer than anticipated to obtain, not be forthcoming or contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of the transaction to us and could impede the execution of our business strategy.
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

Our operations and those of our suppliers are subject to disruption for a variety of unexpected reasons, including, but not limited to, sudden changes in business conditions, supplier plant shutdowns or slowdowns, transportation delays due to port delays or any disruption on the supply chain, work stoppages, epidemics and pandemics, labor shortages, labor relations, global geopolitical instability, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, disputes with suppliers, distributors or transportation providers, financial issues such as supplier bankruptcy, information technology failures, hazards such as fire, earthquakes, flooding, or other natural disasters, including due to climate change, and increased homeland security requirements in the U.S. and other countries. For example, we expect to continue to be impacted by supply chain issues, due to factors largely beyond our control: a global shortage of certain components, such as select semiconductors, a strain on raw materials and input cost inflation, all of which began easing towards the end of 2022, but could escalate again in future quarters. These issues have delayed and could in the future delay importation and increase the cost of products and/or components or require us to locate alternative providers to avoid disruption to customers. These alternatives have not always been and in the future may not be available on short notice and have in the past and in the future could result in higher transit costs and stock availability, which could have an adverse impact on our business and financial statements. Additionally, we are subject to our suppliers’ capabilities to accurately forecast and manage their production and supply chains and consistently supply us with parts and other raw materials, which can impact our operations given the combination of potential issues including sourcing thousands of parts globally from numerous suppliers in multiple countries.
The inability to timely convert our backlog due to supply chain disruptions subjects us to pricing and product availability risks and its conversion into revenue. If our suppliers are unable to effectively recover parts and components and we are unable to effectively manage the impacts of price inflation and timely convert our backlog, our financial statements could materially and adversely be affected.
The lack of availability of any parts, components or equipment has resulted and could in the future result in production delays and sales disruptions, as well as our ability to fulfill contractual obligations. Unexpected disruption risks as such cannot be completely eliminated due to our reliance on suppliers’ performance to consistently build and ship products to customers.
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
Our financial condition and results of operations have been impacted by the COVID-19 pandemic and may in the future be adversely affected by other public health emergencies, epidemics or pandemics.
Beginning in 2020, the pandemic created significant business disruption and economic uncertainty which has impacted us in subsequent years. A resurgence or development of new strains of COVID-19, or other public health emergencies, epidemics or pandemics, could negatively impact our global operations, trade customers, suppliers, consumers, and each of their financial conditions. The extent to which public health emergencies, epidemics or pandemics, could impact our business, results of operations, financial condition or liquidity is highly uncertain and may materially affect our financial statements in future periods, and may also exacerbate other risks discussed elsewhere in Item 1A. Risk Factors in this Annual Report on Form 10-K, any of which could have a material adverse effect on our financial statements.

We face risks associated with our presence in emerging markets.
Our growth plans include efforts to increase revenue from emerging markets, including through acquisitions. Local business practices in these countries may not comply with U.S. laws, local laws or other laws applicable to us or our compliance policies, and non-compliant practices may result in increased liability risks. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target's violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, and/or similar anti-bribery/anti-corruption laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. For example, we incurred significant impairment and restructuring expenses in the years following our acquisition of Indesit in 2014. In addition, our recent acquisitions have and future acquisitions may increase our exposure to other risks associated with operating internationally, including foreign currency exchange rate fluctuations; political, legal and economic instability; inflation; changes in tax rates and tax laws; and work stoppages and labor relations, in addition to other risks discussed elsewhere in Item 1A. Risk Factors in this Annual Report on Form 10-K.
Risks associated with our international operations may decrease our revenues and increase our costs.
For the year ended December 31, 2023, sales outside our North America region represented approximately 41% of our net sales. We expect that international sales will continue to account for a significant percentage of our net sales. Accordingly, we have faced and continue to face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:
•Pandemic-related shutdowns, the timing, availability and effectiveness of treatments and vaccines, and other pandemic-related uncertainties in the countries in which we operate;
•Political, legal, and economic instability and uncertainty, including the ongoing conflict between Russia and Ukraine, Israel and Palestine, the Red Sea conflict and its impact on shipping and logistics and other global conflicts, including tensions between China and the United States;
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
•Managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery, anti-corruption regulations, and anti-money laundering regulations, such as the FCPA, U.K. Bribery Act, and antitrust laws;
•Labor disputes, labor shortages and work stoppages at our operations and suppliers;
•Government price controls;
•Trade customer insolvency and the inability to collect accounts receivable;

•Limitations on the repatriation or movement of earnings and cash; and
•Various U.S. and non-U.S. laws and regulations specific to and/or focused on requirements to ensure the non-use of forced labor and child labor within our supply chain, as well as compliance with various applicable human rights laws and regulations.
We are subject to the FCPA, U.K. Bribery Act, and other similar non-U.S. laws and regulations, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. Additionally, any suspicion or determination that we have violated the FCPA, U.K. Bribery Act, or other anti-bribery and/or anti-corruption laws could have a material adverse effect on us.
On August 31, 2022, we completed the sale of our Russian business to Arcelik and recorded a loss on disposal. We continue to closely monitor the impact of the ongoing conflict between Russia and Ukraine on all aspects of our operations, including most importantly, the safety and security of our employees in the region. The impact of the conflict between Russia and Ukraine and resulting sanctions and export controls, include, but are not limited to, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system; operational risks, including potential logistics, sales, distribution, and energy related challenges; and reductions in consumer and trade customer demand. We cannot guarantee that a violation of sanctions or export controls will not occur in the future, and we may experience potential additional impacts in the future. Sanctions and export control laws may also have an indirect adverse effect on our business. Sanctions against Russia have contributed to adverse changes in the global price and availability of certain raw materials, which has and could reduce our sales and earnings or otherwise have an adverse effect on our operations, and any future additional export controls or sanctions imposed by the United States, United Kingdom, the European Union, or other countries could further exacerbate these effects. We may also experience potential additional impacts in the future.
We have not determined the extent to which any of the United States, European Union or other government actions may mitigate these impacts, if at all. Moreover, our insurance coverage may not respond to many of these impacts.
Risks associated with unanticipated social, political and/or economic events may materially and adversely impact our business.
Terrorist attacks, cyber events, armed conflicts (including the war in Ukraine discussed elsewhere in Risk Factors and other global conflicts), bank failures, civil unrest, espionage, natural disasters, governmental actions, epidemics and pandemics (including the impacts of COVID-19 discussed elsewhere in Risk Factors) have and could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Many of such events have impacted and could directly impact our physical facilities or those of our suppliers or customers.
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
Our information systems, or those of our third-party service providers, have been in the past and could be in the future impacted by malicious activity of threat actors intent on extracting or corrupting information or disrupting business processes, or by unintentional data-compromising activities by our employees or service providers. The use of generative AI technologies could lead to the unauthorized disclosure of sensitive, proprietary, or confidential information, inadvertent infringement of intellectual property owned by third parties, and could lead to new potential cyberattack methods for third parties.
Unauthorized access has in the past and could in the future disrupt our business, result in the loss of assets, expose the company to potential litigation and/or regulatory liability, and adversely affect our reputation. Cyber attacks are becoming more sophisticated and include ransomware attacks, attempts to gain unauthorized access to data, social engineering and other security breaches that have in the past and could in the future lead to disruptions in availability of critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Our growth in the areas of direct-to-consumer sales and connected appliances (the "Internet of Things"), and increasingly advanced data processing capabilities, accompanied by increasing handling of consumer information, and our reliance on remote work arrangements, has increased these risks. These events have in the past and could in the future impact our customers, consumers, employees, third parties and reputation and have in the past and could in the future lead to financial losses from remediation actions, loss of business or potential litigation or regulatory liability or an increase in expenses. While we have not yet experienced any material impacts from a cyber attack, any one or more future cyber attacks could have a material adverse effect on our financial statements. Further, market dynamics are increasingly driving heightened cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to address these increased risks and to comply with such demands.
Product-related liability or product recall costs could adversely affect our business and financial performance.
We have been and may in the future be exposed to product-related liabilities, which in some instances may result in product redesigns, product recalls, or other corrective action. In addition, any claim, product recall or other corrective action that results in significant adverse publicity, particularly if those claims or recalls cause customers to question the safety or reliability of our products, may adversely affect our financial statements. We maintain product liability insurance, but it may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could become more expensive and difficult to maintain or may not be available on commercially reasonable terms, if at all. We are now and may in the future be involved in class action litigation and may be involved in product recalls for which we generally have not purchased insurance, and may be involved in other litigation or events for which insurance products may have limitations.

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
We depend upon the continued services and performance of our key executives, senior management and skilled personnel, particularly professionals with experience in our business, operations, engineering, technology and the home appliance industry. While we strive to attract, develop and retain these individuals through execution of our human capital strategy, we cannot be sure that any of these individuals will continue to be employed by us. In the case of talent losses, significant time is required to hire, develop and train skilled replacement personnel. For additional information about our human capital strategy, see "Human Capital Management" in Item 1 of this Annual Report on Form 10-K. We must also attract, develop, and retain individuals with the requisite engineering and technical expertise to develop new technologies and introduce new products and services.
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
A shortage of key employees can jeopardize our ability to implement our business objectives, and changes in key executives can result in loss of continuity, loss of accumulated knowledge, departures of other key employees, disruptions to our operations and inefficiencies during transition periods. In addition, if we are unable to enforce certain non-compete covenants and confidentiality provisions when key employees leave for a competitor, we may lose a competitive advantage arising from confidential and proprietary company information known to such former employees. An inability to hire, develop, transfer retained knowledge, engage and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations, which could adversely affect our results of operations.

A deterioration in labor relations could adversely impact our global business.
As of December 31, 2023, we had approximately 59,000 employees globally. We are subject to separate collective bargaining agreements with certain labor unions, as well as various other commitments regarding our workforce. We periodically negotiate with certain unions representing our employees and may be subject to work stoppages or may be unable to renew collective bargaining agreements on the same or similar terms, or at all. In addition, our global restructuring activities have in the past and may in the future be received negatively by governments and unions and attract negative media attention, which may delay the implementation of such plans. A deterioration in labor relations may have a material adverse effect on our financial statements.

FINANCIAL RISKS
Fluctuations and volatility in the cost and availability of raw materials and purchased components could adversely affect our results of operation.
The sources and prices of the primary materials (such as steel, resins, and base metals) used to manufacture our products and components containing those materials are susceptible to significant global and regional price fluctuations or availability due to inflation, supply and demand trends, the COVID-19 pandemic, transportation and fuel costs, port and shipping capacity, labor costs or disputes, government regulations, including increased homeland security requirements, and tariffs, changes in currency exchange rates and interest rates, price controls, the economic climate, severe weather, climate change and other unforeseen circumstances. For example, we experienced significant raw material inflation in 2021 and 2022, respectively, in addition to many other cost increases throughout our business. In addition, we engage in contract negotiations and enter into commodity swap contracts to manage risk associated with certain commodities purchases, and we have in the past and may in the future experience losses based on commodity price changes. Significant increases in materials cost and availability and other costs now and in the future could have a material adverse effect on our financial statements. As an example, in recent years the company has experienced and may in the future experience significant levels of commodity, logistics and wage inflation across our businesses. We have responded to these inflationary factors with strong cost reduction initiatives and cost-based price increases. An inability to respond to inflationary pressures effectively could have a material adverse effect on our financial statements.
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
Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. The results of these tests for potential impairment have in the past and may in the future be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If as a result of the impairment test we determine that the fair value of any of our long-lived asset groups is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial statements.
We face inventory valuation risk.
We write down product and component inventories that have become obsolete or do not meet anticipated demand or net realizable value. No assurance can be given that, given the unpredictable pace of product obsolescence and business conditions with trade customers and in general, we will not incur additional inventory related charges. Such charges could adversely affect our financial statements.
Significant differences between actual results and estimates of the amount of future funding for our pension plans and postretirement health care benefit programs, and significant changes in funding assumptions or significant increases in funding obligations due to regulatory changes, could adversely affect our financial results.
We have both funded and unfunded defined benefit pension plans that cover certain employees around the world. We also have unfunded postretirement health care benefit plans for eligible retired employees. The Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code, as amended, govern the funding obligations for our U.S. pension plans, which are our principal pension plans. Our U.S. defined benefit plans were frozen on or before December 31, 2006 for substantially all participants. Since 2007, U.S. employees have been eligible for an enhanced employer contribution under our defined contribution (401(k)) plan.
As of December 31, 2023, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $0.3 billion, including $0.2 billion of which was attributable to pension plans and $0.1 billion of which was attributable to postretirement health care benefits. Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions, including discount rates, expected long-term rate of return on plan assets, life expectancies and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, health care cost trend rates and regulatory changes, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.
LEGAL & COMPLIANCE RISKS
Unfavorable results of legal and regulatory proceedings could materially adversely affect our business and financial condition and performance.
We are or may in the future become subject to a variety of litigation and legal compliance risks relating to, among other things: products; intellectual property rights; income and indirect taxes; environmental matters (including matters related to climate change); corporate matters; commercial matters; credit matters; competition laws; distribution, marketing and trade practice matters; customs and duties; occupational health and safety (including matters related to the COVID-19 pandemic), industrial accidents, anti–bribery and anti–corruption regulations; energy regulations; data privacy and cybersecurity regulations; financial and securities regulations; and employment and benefit matters. For example, we are currently disputing certain income and indirect tax related assessments issued by the Brazilian authorities; and we are disputing certain income and indirect tax assessments in various legal proceedings in Italy, India and other jurisdictions globally. For additional information about certain income and indirect tax related assessments issued by the Brazilian authorities, see Note 7 to the Consolidated Financial Statements. Unfavorable outcomes regarding these assessments could have a material adverse effect on our financial statements in any particular reporting period. Results of legal and regulatory proceedings cannot be predicted with certainty and for some matters, such as class actions, no insurance is cost-effectively available. Regardless of merit, legal and regulatory proceedings may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. Such proceedings could also generate significant negative publicity and have a negative impact on our reputation and brand image, regardless of the existence or amount of liability. We estimate loss contingencies and establish accruals as required by GAAP, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.
We are subject to, and could be further subject to, governmental investigations or actions by other third parties.
We are subject to various federal, foreign and state laws, including antitrust and product-related laws and regulations, violations of which can involve civil or criminal sanctions. Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. For example, the second part of a French Competition Authority investigation, which is focused primarily on manufacturer interactions with retailers, is currently expected to be completed in the first half of 2024 (see Note 7 to the Consolidated Financial Statements). The impact of these and other investigations and lawsuits could have a material adverse effect on our financial statements and harm our reputation.
Changes in the legal and regulatory environment, including data privacy and protection, corporate governance and securities disclosure, and changes to tax and foreign trade laws, regulations and policy, could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation or regulatory action.
The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in countries in which we operate. Compliance with these regulations may require us to, among other things, change our manufacturing processes or product offerings, or undertake other costly activities. In addition, we operate in an environment in which there are different and potentially conflicting data privacy and data protection laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions. For example, the European Union’s General Data Protection Regulation, the California Consumer Privacy Act and the Brazilian General Data Protection Law, and various other privacy and data protection laws that have been passed or are pending in other states and countries collectively impose or will impose new regulatory data privacy and protection standards with which we must comply. These expanding privacy and data protection laws may affect our collection, processing, and cross-border transfer of consumer information and other personal data, such as in connection with our growth in the areas of direct-to-consumer sales, Internet of Things, and the digital space. Some of the laws allow for significant fines, reaching several percentage points of global corporate revenues or more. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and may impact our results or increase our costs or liabilities. Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of production for failing to comply, or being alleged as failing to comply, with various laws and regulations, including environmental regulations. In addition, some jurisdictions are considering regulatory frameworks for generative artificial intelligence that implicate data protection laws.
Certain reforms and proposed reforms to U.S. federal corporate governance and securities laws may relate to or impact our business and may cause us to incur additional obligations and compliance costs. For example, new SEC rules regarding cybersecurity require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident.
Additionally, as a global company headquartered in the United States, we are exposed to the impact of U.S. and global tax changes, especially those that affect our effective corporate income tax rate and various non-income taxes that impact our business operations. It is possible that the U.S. or another jurisdiction could enact tax legislation in the future that could have a material impact on our tax rate, our operations or both.
The Organization for Economic Co-operation and Development (the “OECD”) continues to design its base erosion and profit shifting initiatives (the “BEPS”), which is intended to modernize the international tax system by, among other measures, ensuring that large multinational enterprises pay a minimum level of tax in each of the jurisdictions in which they operate.The minimum tax aspects of BEPS, referred to as “Pillar Two”, is scheduled to become effective in 2024. Pillar Two addresses the risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax rate of 15%. While Pillar Two is not expected to have a material impact on our corporate income tax rate, it is expected to increase our costs incurred to track, collect, and report such taxes.
In addition, the current domestic and international political environment, including government shutdowns and changes to trade laws, regulations and policies, including tariffs, sanctions, and import/export controls, has resulted in uncertainty surrounding the future state of the global economy. Many of our most significant competitors are global companies, and in an escalating global trade conflict or the imposition of tariffs, sanctions or other trade restrictions their respective governments may impose regulations or policies that are favorable to our competitors. The U.S. federal government may propose additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations. These regulatory or policy changes could significantly impact our business and financial performance. For additional information about our consolidated tax provision, see Note 13 to the Consolidated Financial Statements.
The impact of climate change and climate change or other environmental regulation may adversely impact our business.
The effects of climate change, whether involving physical risks (such as extreme weather events, long-term changes in temperature levels, water availability and risk sea levels) or transition risks, could have an impact on our business and have in the past and could in the future impact our business and cause us to incur capital and other expenditures to comply with various laws and regulations, especially relating to the protection of the environment, human health and safety, and water and energy efficiency, and may also exacerbate other risks discussed elsewhere in Item 1A. Risk Factors in this Annual Report on Form 10-K, which could have an adverse effect on our business. Climate change regulations at the federal, state or local level, or in international jurisdictions, or customer or consumer preferences or expectations, could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other costly activities. Globally, a lack of harmonization in relation to ESG legal and regulatory reform across the jurisdictions in which we operate may affect our future implementation of, and compliance with, rapidly developing ESG standards and requirements, such as the European Union's Corporate Sustainable Reporting Directive.
In addition, various municipal, state, and federal regulators have discussed, proposed, or enacted new regulations or bans on appliances that utilize natural gas citing climate change and other concerns, which would impose transition costs and impact our product mix and product offerings, among other impacts. We recognize that making changes to our supply chain, manufacturing processes and product offerings can and does introduce transition risks. Among these are the risk that our more efficient product offerings are not competitive in terms of price or consumer perception; the risk that our upstream suppliers are unable to deliver lower emissions sources of supply that are cost and quality-competitive; the risk that we fail to continually innovate to develop products and manufacturing processes with a lower carbon footprint; and, specific to our recycled plastics initiative (a pledge in EMEA to use an average 30% recycled plastic content by 2025), the risk that we fail to develop solutions to incorporate reformulated plastics materials that meet our rigorous quality and safety standards.
The entire major home appliance industry, including Whirlpool, must contend with the adoption of stricter government energy and related standards for selected major appliances, including recent issued U.S. Department of Energy appliance efficiency standards. Compliance with these various standards, as they become effective, is expected to increase costs or require some product redesign. We are also subject to global regulations related to chemical substances and materials in our products (such as the U.S. Toxic Substances Control Act), which may require us to modify the materials used in our products or undertake activities which may have a cost impact. There is also increased focus by governmental and non-governmental entities on sustainability matters. In addition, a number of governmental bodies have finalized, proposed or are contemplating additional legislative and regulatory changes in response to the potential effects of climate change. In particular, cleanup obligations that might arise at any of our manufacturing sites or the imposition of more stringent environmental laws in the future could adversely affect our business.
We have set rigorous targets for greenhouse gas reductions and related sustainability goals, including a net zero emissions target in our plants and operations that was announced in 2021. These targets could prove more costly or difficult to achieve than we expect, and we may be unable to achieve these targets or any other sustainability goal or commitment at acceptable cost or at all. Whether as a result of cost, operational or technological limitations, or if such targets or our progress against them are not perceived to be sufficiently robust, any failure to achieve our sustainability goals or reduce our impact on the environment, any changes in the scientific or governmental metrics utilized to objectively measure success, or the perception that we have failed to act responsibly regarding climate change could result in negative publicity and adversely affect our reputation as well as our relationships with customers, investors and other stakeholders, which could in turn adversely affect our business operations, reputation, including a reduction in customer and consumer sentiment and negatively impact our financial condition, including our access to capital and cost of debt. In addition, not all of our competitors may seek to establish climate or other ESG targets and goals, or at a comparable level to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs, which could adversely affect our business, results of operations, financial condition and prospects.
Increasingly, different stakeholder groups have divergent views on sustainability and ESG matters, which increases the risk that any action or lack thereof with respect to sustainability or ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed "anti-ESG" policies or legislation. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation and adversely affect our business.
Additionally, any failure in our procedures to monitor climate-related regulatory and policy changes in the jurisdictions in which we operate or in our processes and tools to track our greenhouse gas emissions and assess both operational and financial impacts of climate-related regulations, and any failure to comply with any such regulations and policies, could subject us to additional costs and penalties and harm to our reputation. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these various uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely affect our business, financial condition and results of operations, and harm our reputation.
GENERAL RISKS
We are exposed to risks associated with the uncertain global economy.
The current domestic and international political and economic environment are posing challenges to the industry in which we operate. A number of economic factors, including the impact of gross domestic product, availability of consumer credit, interest rates, consumer sentiment and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing and defaults, fiscal and credit market uncertainty, and foreign currency exchange rates, currency controls, inflation and deflation, generally affect demand for our products in the U.S. and other countries which we operate.
Economic uncertainty and related factors, including a potential recession, may exacerbate negative trends in business and consumer spending and has caused in the past and may cause in the future certain customers to push out, cancel, or refrain from placing orders for our products. Uncertain market conditions, inflation, increases in interest rates, difficulties in obtaining capital, or reduced profitability has caused and may cause some customers to scale back operations, exit markets, merge with other retailers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory. These conditions have affected and may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or added costs.
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
Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may adversely affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect our ability to capitalize on opportunities in a market recovery. In addition, our operations are subject to general credit, liquidity, foreign exchange, market and interest rate risks. Our ability to access liquidity or borrow to invest in our businesses, fund strategic acquisitions and refinance maturing debt obligations depends in part on access to the capital markets. For example, the United States Federal Reserve began raising its benchmark rate in March 2022, increasing the rate by a total of 5.25% since the start of 2022. Such increases and any future increases may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely affect our financial condition and results of operations. If inflation increases costs beyond our ability to control, we may not be able to adjust prices or use our portfolio strategy to sufficiently offset the effect without negatively impacting consumer demand or our gross margin.
If we do not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets, or if we are unable to continue to access the capital markets, our financial statements may be materially and adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Information Security Risk Management and Strategy
Our Board of Directors (“Board”) is responsible for overseeing risk management at Whirlpool, which is the responsibility of our Executive Vice President and Chief Financial Officer. Our risk management process is designed to identify, prioritize, and monitor risks that could affect our ability to execute our corporate strategy and fulfill our business objectives and to appropriately mitigate such risks.
As part of our risk management processes, we perform risk assessments in which we map and prioritize information security risks identified through the processes described above, including risks associated with our use of third-party service providers, based on probability, immediacy and potential magnitude. These assessments inform our risk mitigation strategies, which are reviewed regularly with the Board and management, and we view information security risks as one of the key risk categories we face. For example, our information technology and infrastructure has experienced and may in the future be vulnerable to cyberattacks (including ransomware attacks) or security incidents, and third parties have in the past and may in the future be able to access proprietary business information, and personal data that we collect, store and process. For more information regarding the information security-related risks we face, see the information in “Item 1A: Risk Factors” under the caption “We have been and may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our operations, financial condition and operating results”.
Our risk mitigation process assesses, prioritizes, and monitors information security risks and vulnerabilities and helps ensure risk mitigation efforts are embedded across our business. Among other things, our internal experts regularly conduct audits and tests of our information systems and our cybersecurity program is periodically assisted by established, independent third party consultants, who provide assistance through tabletop and other preparedness exercises. We also review information security threat information published by government entities and other organizations in which we participate and actively engage with suppliers, industry associations, key thought leaders and law enforcement communities as part of our continuous efforts to evaluate and enhance the effectiveness of our cybersecurity program. In 2022, we launched and required all salaried employees to complete a mandatory Global Cybersecurity and Privacy training, covering information security, end-user security policies, remote working, phishing and email security and digital threats. This training was enhanced with additional topics in 2023 around social media, social engineering, and breach response, among others. Additionally, we maintain regular publications on cyber awareness on our Company portal and conduct ongoing simulated phishing exercises. We use the findings from these and other processes to improve our information security practices, procedures and technologies. In 2023, we implemented additional management governance through the creation of a Global Cybersecurity and Data Privacy Steering Committee, which meets periodically to help ensure information security risks and vulnerabilities are being appropriately managed and mitigated. In addition, we maintain insurance to protect against potential losses arising from an information security incident.
While we have not yet experienced any material impacts from a cyber attack, any one or more future cyber attacks could materially adversely impact the Company, including a loss of trust among our customers and consumers, departures of key employees, general diminishment of our global reputation and financial losses from remediation actions, loss of business or potential litigation or regulatory liability. Further, evolving market dynamics are increasingly driving heightened cybersecurity protections and mandating cybersecurity standards for our products, and we may incur additional costs to address these increased risks and to comply with such demands.
In addition to the risk management processes identified above, Whirlpool also maintains active knowledge security and data privacy programs. Leveraging policies and governance, ongoing training and awareness as well as strong controls and systems-based approaches, these programs help ensure that Whirlpool confidential information is protected and that the company complies with applicable data privacy and data protection laws in all countries where we do business.
Information Security Governance and Oversight
Our risk management process and information security risk mitigation framework enables our Board and management to establish a mutual understanding of the effectiveness of our information security risk management practices and capabilities, including the division of responsibilities for reviewing our information security risk exposure and risk tolerance, tracking emerging information risks and ensuring proper escalation of certain key risks for periodic review by the Board and its committees.
As part of its broader risk oversight activities, the Board oversees risks from information security threats, both directly and through the Audit Committee of the Board (the “Audit Committee”). As reflected in its charter, the Audit Committee assists the Board in its oversight of risk by periodically reviewing policies and guidelines with respect to risk assessment and risk management, including management reports on our processes to manage and report risks. As another element of its risk oversight activities, the Audit Committee receives reports quarterly from our Global Chief Information Officer (“CIO”) and Global Chief Information Security Officer (“CISO”) on the execution and effectiveness of our cybersecurity and privacy program, cybersecurity incidents, cyber resilience metrics and the global threat landscape. The Audit Committee also oversees our internal control over financial reporting, including with respect to financial reporting-related information systems.
Our CISO, who manages our cybersecurity program, reports to our CIO regularly on how certain information security risks are being managed and progress towards agreed mitigation goals, as well as any potential material risks from cybersecurity threats. The CIO and CISO discuss these matters with our Audit Committee who reports to the Board on the substance of its reviews and discussions. In addition to these discussions, each year our CIO and CISO present to our Board on cybersecurity related trends and program updates. Our CIO and CISO are also responsible for prioritizing risk mitigation activities and developing a culture of risk-aware practices with strong support from management. Both our CIO and CISO have extensive background and expertise in information security, having served in senior leadership positions in the information and information security spaces, respectively, for many years prior to joining Whirlpool.
The day-to-day monitoring, identification, and assessment of information security risks and incident response functions are managed centrally by our core cyber incident response team (the “CIRT”), which operationalizes our Cyber Incident Response Plan (the “Plan”). The Plan includes processes to triage, assess severity of, escalate, contain, investigate and remediate information security incidents, including those associated with our third-party service providers, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Under the Plan, the CIRT may escalate matters as necessary to our CISO and CIO, Chief Legal Officer, and other senior leadership, depending on the severity classification of the incident.
In addition to the ordinary-course Board and Audit Committee reporting and oversight described above, we also maintain disclosure controls and procedures designed for prompt reporting to the Board and timely public disclosure, as appropriate, of material events covered by our risk management framework, including information security risks.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2023, our principal manufacturing operations were carried on at 34 locations in 10 countries worldwide. We occupied a total of approximately 66 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 44 million square feet of such space was occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool's products.

The Company's principal manufacturing locations by operating segment were as follows:

Operating Segment	North America	Europe, Middle East and Africa	Latin America	Asia
Manufacturing Locations	11	9	8	6

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings can be found in Note 7 to the Consolidated Financial Statements and is incorporated herein by reference. Pursuant to the SEC regulation, the Company will use a threshold of $1 million for purposes of determining whether disclosure of certain environmental proceedings covered by the regulation is required.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Whirlpool's common stock is listed on the New York Stock Exchange and the NYSE Chicago under the ticker symbol WHR. As of February 9, 2024, the number of holders of record of Whirlpool common stock was approximately 7,426.
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. We did not repurchase any shares during the twelve months ended December 31, 2023. At December 31, 2023, there were approximately $2.6 billion in remaining funds authorized under these programs.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended December 31, 2023:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2023 through October 31, 2023	—	—	—	$2,587
November 1, 2023 through November 30, 2023	—	—	—	2,587
December 1, 2023 through December 31, 2023	—	—	—	2,587
Total	—		—

ITEM 6.	[RESERVED]
None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Whirlpool's full-year net sales declined 1%, as North America share gains, increased volumes and the addition of InSinkErator business, were more than offset by an increased promotional environment, which returned to pre-pandemic levels in the second half of 2023.
Whirlpool saw GAAP net earnings available to Whirlpool of $481 million (net earnings margin of 2.5%), or $8.72 per share, compared to GAAP net loss available to Whirlpool of $(1,519) (net loss margin of (7.7)%), or $(27.18) per share in the same prior-year period, primarily due to noncash loss related to the planned contribution of our European major domestic appliance business recorded in 2022. Whirlpool delivered ongoing (non-GAAP) earnings per share of $16.16 and full-year ongoing EBIT margin of 6.1%, compared to $19.64 and 6.9% in the same prior-year period.
On a GAAP basis, net earnings margins were impacted by strong cost take out actions and improved supply chain performance, more than offset by negative price/mix, currency and continued marketing and technology investments, and the conclusion of the strategic review of EMEA in 2022. On an ongoing basis, Whirlpool's results were impacted primarily by the same drivers of strong cost take out actions and improved supply chain performance, more than offset by negative price/mix, currency and continued marketing and technology investments.
Cash provided by operating activities of $915 million, compared to $1.4 billion in 2022, alongside free cash flow (non-GAAP) of $366 million in 2023, compared to $820 million in 2022, was primarily driven by lower earnings and reduced working capital conversion.
Please see "Non-GAAP Financial Measures" elsewhere in this Management's Discussion and Analysis for a reconciliation of these non-GAAP financial measures to their equivalent GAAP measures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - In Millions (except per share data)	2023	Better/(Worse) %	2022	Better/(Worse) %	2021
Net sales	$19,455	(1.4)%	$19,724	(10.3)%	$21,985
Gross margin	3,170	3.2	3,073	(30.3)	4,409
Selling, general and administrative	1,993	(9.5)	1,820	12.5	2,081
Restructuring costs	16	23.8	21	44.7	38
Impairment of goodwill and other intangibles	—	nm	384	nm	—
(Gain) loss on sale and disposal of businesses	106	nm	1,869	nm	(105)
Interest and sundry (income) expense	71	nm	(19)	(88.1)	(159)
Interest expense	351	(84.7)	190	(8.6)	175
Income tax expense	77	70.9	265	48.8	518
Net earnings available to Whirlpool	481	nm	(1,519)	nm	1,783
Diluted net earnings available to Whirlpool per share	$8.72	nm	$(27.18)	nm	$28.36
nm: not meaningful
Consolidated net sales for 2023 decreased by 1.4% compared to 2022, primarily driven by the unfavorable impact of product price/mix, partially offset by increased volume and the acquisition of the InSinkErator business. Excluding the impact of foreign currency, net sales for 2023 decreased 1.7% compared to 2022. Consolidated net sales for 2022 decreased 10.3% compared to 2021, primarily driven by lower volumes, divestiture of our Russia business and the impact of foreign currency, partially offset by the favorable impact of product/price mix. Excluding the impact of foreign currency, net sales for 2022 decreased 8.1% compared to 2021.
The chart below summarizes the balance of net sales by operating segment for 2023, 2022 and 2021, respectively.
The consolidated gross margin percentage for 2023 increased to 16.3% compared to 15.6% in 2022, primarily driven by decreased raw material costs and cost productivity, partially offset by unfavorable product/price mix. The consolidated gross margin percentage for 2022 decreased to 15.6% compared to 20.1% in 2021, primarily driven by lower volume, cost inflation and inventory reduction actions, partially offset by favorable product/price mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Results of Operating Segments
In 2023, 2022 and 2021, respectively, our operating segments were based on geographical region and were defined as North America, EMEA, Latin America and Asia. These regions also represented our reportable segments. Beginning January 1, 2024, we are conducting our business through five operating segments, which consist of Major Domestic Appliances (“MDA”) North America; MDA Europe, MDA Latin America; MDA Asia; and Small Domestic Appliances (“SDA”) Global. The chief operating decision maker, who is the Company's Chairman and Chief Executive Officer, evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. See Note 14 to the Consolidated Financial Statements for additional information.
On January 16, 2023, Whirlpool entered into a contribution agreement with Arçelik A.Ş (“Arcelik”) related to our European major domestic appliance business which is reported within our EMEA reportable segment. The European disposal group met the criteria for held for sale accounting during the fourth quarter of 2022. The operations of the disposal group did not meet the criteria to be presented as discontinued operations. The transaction is expected to close by April 2024 and the results of European major domestic appliance business will be included in our financials until closing of the transaction. For additional information, see Note 15 to the Consolidated Financial Statements. Whirlpool will retain ownership of its EMEA KitchenAid Small Domestic Appliance business, which will be included in the SDA Global operating segment from January 1, 2024, onwards.
The following is a discussion of results for each of our operating segments. Each of our operating segments has been impacted by disruptions in supply chains and distribution channels, which largely stabilized in the first quarter of 2023, among other macroeconomic impacts which continued throughout 2023.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
NORTH AMERICA
Net Sales Summary
Net sales for 2023 decreased 0.4% compared to 2022 primarily driven by the unfavorable impact of product price/mix, partially offset by increased volume and the acquisition of the InSinkErator business. Excluding the impact of foreign currency, net sales decreased 0.1% in 2023. Net sales for 2022 decreased 8.1% compared to 2021 primarily driven by lower volume, partially offset by the favorable impact of product/price mix. Excluding the impact of foreign currency, net sales decreased 7.9% in 2022.
EBIT Summary
EBIT margin for 2023 was 9.7% compared to 11.5% for 2022. EBIT decreased primarily due to the unfavorable impact of product price/mix, partially offset by decreased raw material inflation and favorable impact of cost productivity. EBIT margin for 2022 was 11.5% compared to 17.8% for 2021. EBIT decreased primarily due to cost inflation and lower volume, partially offset by the favorable impact of product/price mix.
EMEA
Net Sales Summary
Net sales for 2023 decreased 10.5% compared to 2022 primarily driven by lower volume, partially offset by the favorable impact of product price/mix. Excluding the impact of foreign currency, net sales decreased 12.2% in 2023. Net sales for 2022 decreased 20.9% compared to 2021 primarily due to lower volume, unfavorable impact of foreign currency and divestiture of our Russia business, partially offset by product/price mix. Excluding the impact of foreign currency, net sales decreased 11.8% in 2022.
EBIT Summary
EBIT margin for 2023 was 1.6% compared to (1.4)% for 2022. EBIT margin increased primarily due to the favorable impacts of held-for-sale treatment and reduced raw material inflation, partially offset by lower volume. EBIT margin for 2022 was (1.4)% compared to 2.0% for 2021. In 2022, EBIT decreased primarily due to cost inflation and lower volume, partially offset by the favorable impacts of product price/mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
LATIN AMERICA
Net Sales Summary
Net sales for 2023 increased 9.0% compared to 2022 primarily driven by higher volume and the impact of foreign currency. Excluding the impact of foreign currency, net sales increased 6.8% in 2023. Net sales for 2022 decreased 1.3% compared to 2021 primarily driven by lower volume, partially offset by the favorable impact of product price/mix and the impact of foreign currency. Excluding the impact of foreign currency, net sales decreased 3.5% in 2022.
EBIT Summary
EBIT margin for 2023 was 6.0% compared to 6.4% for 2022. EBIT margin decreased primarily due to cost inflation, partially offset by higher volume. EBIT margin for 2022 was 6.4% compared to 8.4% for 2021. EBIT margin decreased primarily due to cost inflation and lower volume, partially offset by the favorable impacts of product price/mix.
ASIA
Net Sales Summary
Net sales for 2023 decreased 7.5% compared to 2022 primarily due to the unfavorable impacts of product price/mix and foreign currency, partially offset by higher volume. Excluding the impact of foreign currency, net sales decreased 3.3% in 2023. Net sales for 2022 decreased 11.2% compared to 2021 primarily due to the divestiture of Whirlpool China and unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales decreased 6.8% in 2022.
EBIT Summary
EBIT margin for 2023 was 2.7% compared to 4.9% for 2022. EBIT margin decreased primarily due to the unfavorable impact of product price/mix, partially offset by the favorable impact of raw material inflation and cost productivity. EBIT margin for 2022 was 4.9% compared to 5.4% for 2021. EBIT decreased primarily due to lower volume and cost inflation, partially offset by the favorable impact of product price/mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by operating segment:

	December 31,
Millions of dollars	2023	As a % of Net Sales	2022	As a % of Net Sales	2021	As a % of Net Sales
North America	$936	8.2%	$837	7.3%	$860	6.9%
EMEA	381	10.6	366	9.1	502	9.9
Latin America	323	9.5	272	8.7	261	8.3
Asia	114	11.2	124	11.3	151	12.2
Corporate/other	239	—	221	—	307	—
Consolidated	$1,993	10.2%	$1,820	9.2%	$2,081	9.5%
Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2023 increased compared to 2022. The increase is primarily driven by impacts of portfolio transformation, increased employee compensation and marketing investments, in addition to a gain from a sale-leaseback transaction in the first quarter of 2022. Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2022 decreased compared to 2021. The decrease was primarily driven by a reduction in employee compensation related costs, reductions in marketing spend, a gain from the 2022 sale-leaseback transaction, divestiture of businesses and benefits of prior restructuring actions.
Restructuring
We incurred restructuring charges of $16 million, $21 million and $38 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Impairment of Goodwill and Other Intangibles
No material impairment charges of goodwill or other intangibles were recorded for the years ended December 31, 2023 or 2021, respectively.
In the second quarter of 2022, we recorded an impairment loss of $384 million related to goodwill ($278 million) and other intangibles ($106 million) related to the EMEA reporting unit, and Indesit and Hotpoint* trademarks, respectively. The primary indicators of impairment were the adverse impacts from the continuation of the Russia and Ukraine conflict resulting in economic uncertainty in the EMEA region, the divestiture of our Russia operations and other macroeconomic factors.
See Note 5 and Note 10 to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of this Management's Discussion and Analysis for additional information.
(Gain) Loss on Sale and Disposal of Businesses
We recorded a loss of $106 million related to the planned divestiture of our European major domestic appliance business for the twelve months ended December 31, 2023, inclusive of a gain of $180 million in the fourth quarter of 2023. These adjustments are primarily due to fair value fluctuations driven by seasonality of net working capital, partially offset by transaction costs. In the fourth quarter of 2022, we incurred a loss of $1.5 billion resulting in an aggregate loss on disposal of $1.6 billion for the transaction. This adjustment is recorded in the loss on sale and disposal of businesses and reflects transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which will continue to be evaluated each reporting period until completion of the transaction.

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
See Note 15 to the Consolidated Financial Statements for additional information.
Interest and Sundry (Income) Expense
Interest and sundry (income) expenses were $71 million, $(19) million and $(159) million for the years ended December 31, 2023, 2022 and 2021, respectively.
Net interest and sundry income decreased $90 million in 2023 compared to 2022, primarily due to reserves related to legacy EMEA legal matters.
Net interest and sundry income decreased $140 million in 2022 compared to 2021, primarily due to a substantial liquidation of an offshore subsidiary, resulting in a total charge of $84 million for a release of other comprehensive income on hedging and cumulative translation adjustments. The remaining decrease is primarily due to a gain of $42 million on previously held equity interest of 49% in Elica PB India recorded in 2021.
Interest Expense
Interest expense was $351 million, $190 million and $175 million for the years ended December 31, 2023, 2022 and 2021, respectively. Interest expense increased in 2023 compared to 2022 primarily due to increase in long-term debt driven by the InSinkErator acquisition and higher average interest rates. Interest expense increased in 2022 compared to 2021 primarily due to increase in long-term debt driven by the InSinkErator acquisition.
For additional information, see Note 6 to the Consolidated Financial Statements.
Income Taxes
Income tax expense was $77 million, $265 million and $518 million for the years ended December 31, 2023, 2022 and 2021, respectively. The change in tax expense in 2023 compared to 2022 includes legal entity restructuring tax benefits, related to simplifying its legal entity structure to reduce administrative costs associated with the prior structure. The completion of the restructuring created a tax-deductible loss which was recognized in the fourth quarter of 2023, and resulted in a $172 million net tax benefit, partially offset by increases in valuation allowances.
The decrease in tax expense in 2022 compared to 2021 is primarily due to overall lower level of earnings, partially offset by the impact of recorded impairments on the sale and disposal of businesses and goodwill which are not deductible, and increases in valuation allowances.
See Note 13 to the Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
FORWARD-LOOKING PERSPECTIVE
Based on internal projections for the industry and broader economy, we currently estimate earnings per diluted share and industry demand for 2024 to be within the following ranges:

	2024
	Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31	$8.50	—	$10.50

Industry demand
MDA North America	0%	—%	2%
MDA Latin America	0%	—%	3%
MDA Asia	4%	—%	6%
SDA Global	2%	—%	4%
MDA Europe (Q1)	(8)%	—%	(6)%
For the full-year 2024, we have incorporated our latest expectations of the following key trends in our guidance: subdued demand with gradual improvement throughout the year, strong net cost takeout actions delivering $300 million to $400 million of benefit, and margin expansion from our refocused portfolio following our contribution of the European major domestic appliance business. Our anticipated GAAP tax rate is approximately 24%. Additionally, we expect to generate cash from operating activities of approximately $1,150 - $1,250 and free cash flow of between $550 million and $650 million, including restructuring cash outlays of approximately $50 million and, with respect to free cash flow, capital expenditures of approximately $600 million.
The table below reconciles projected 2024 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by operating activities less capital expenditures. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of Management's Discussion and Analysis.

2024
Millions of dollars	Current Outlook
Cash provided by (used in) operating activities(1)	$1,150 - $1,250
Capital expenditures	~(600)
Free cash flow	~$550 - $650
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
RESULTS OF OPERATIONS - (CONTINUED)
•EBIT margin
•Ongoing EBIT
•Ongoing earnings per diluted share
•Ongoing EBIT margin
•Sales excluding foreign currency
•Free cash flow
•Gross debt leverage
Ongoing measures, including ongoing earnings per diluted share and ongoing EBIT, exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. Ongoing EBIT margin and EBIT margin are calculated by dividing ongoing EBIT and EBIT, respectively, by net sales. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. Management believes that Gross Debt Leverage (Gross Debt/Ongoing EBITDA) provides stockholders with a clearer basis to assess the Company's ability to pay off its incurred debt. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting.
Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. The Company provides free cash flow related metrics, such as free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow and adjusted free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control. Whirlpool does not provide a non-GAAP reconciliation for its other forward looking long-term value creation and other goals, such as organic net sales, EBIT, and gross debt/Ongoing EBITDA, as such reconciliations related to longer-term metrics would rely on market factors and certain other conditions and assumptions that are outside of the company’s control.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Twelve Months Ended December 31,
	2023	2022
Net earnings (loss) available to Whirlpool (1)	$481	$(1,519)
Net earnings (loss) available to noncontrolling interests	7	8
Income tax expense	77	265
Interest expense	351	190
Earnings before interest & taxes	$916	$(1,056)
Impairment of goodwill, intangibles and other assets (a)	—	396
Impact of M&A transactions (b)	181	1,936
Legacy EMEA legal matters (c)	94	—
Substantial liquidation of subsidiary (d)	—	84
Ongoing EBIT(2)	$1,191	$1,360
(1)Net earnings margin is approximately 2.5% and (7.7)% for the twelve months ended December 31, 2023 and 2022, respectively, and is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the twelve months ended December 31, 2023 and 2022, respectively.
(2)Ongoing EBIT margin is approximately 6.1% and 6.9% for the twelve months ended December 31, 2023 and 2022, respectively. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the twelve months ended December 31, 2023 and 2022, respectively.

Ongoing Earnings Per Diluted Share Reconciliation:	Twelve Months Ended December 31,
	2023	2022
Earnings per diluted share	$8.72	$(27.18)
Impairment of goodwill and other intangibles (a)	—	7.08
Impact of M&A transactions (b)	3.27	34.63
Legacy EMEA legal matters (c)	1.71	—
Substantial liquidation of subsidiary (d)	—	1.51
Income tax impact	0.35	(1.89)
Normalized tax rate adjustment (e)	2.11	5.69
Share count adjustment (f)	—	(0.20)
Ongoing earnings per diluted share	$16.16	$19.64

Free Cash Flow (FCF) Reconciliation: in millions	Twelve Months Ended December 31,
	2023	2022
Cash provided by (used in) operating activities	$915	$1,390
Capital expenditures	(549)	(570)
Free cash flow	$366	$820

Cash provided by (used in) investing activities	$(553)	$(3,568)
Cash provided by (used in) financing activities	$(792)	$1,206

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Footnotes
(a) IMPAIRMENT OF GOODWILL, INTANGIBLES AND OTHER ASSETS - During the second quarter of 2022, the carrying value of the EMEA reporting unit and Indesit and Hotpoint* trademarks exceeded their fair values resulting in an impairment charge of $384 million which is recorded within Impairment of goodwill and other intangibles.
Additionally, during the fourth quarter of 2022, we recognized an impairment charge of $12 million related to the equity method investment in Brazil, which is recorded within Equity method investment income (loss), net of tax.
(b) IMPACT OF M&A TRANSACTIONS - On January 16, 2023, we signed a contribution agreement to contribute our European major domestic appliance business into a newly formed entity with Arçelik. In connection with the transaction, the Company recorded a non-cash loss on disposal of $1.5 billion in the fourth-quarter of 2022. The loss includes a write-down of the net assets of $1.2 billion of the disposal group to a fair value of $139 million and also includes $393 million of cumulative currency translation adjustments, $98 million release of other comprehensive loss on pension and $18 million of other transaction related costs. Whirlpool’s European major domestic appliance business met the criteria for held-for-sale accounting during the fourth-quarter of 2022 and will be included in the Company’s results until closing of the transaction. We recorded a loss of $106 million related to the planned divestiture of our European major domestic appliance business for the twelve months ended December 31, 2023, inclusive of a gain of $180 million in the fourth quarter of 2023, resulting in a total loss of $1.6 billion for the transaction.
Additionally, we incurred other identifiable costs related to portfolio transformation, totaling $75 million in 2023, of which $57 million was recorded in the fourth quarter. This amount consisted of the following costs: an impairment charge of $27 million related to the equity method investment in Brazil, which is recorded within Equity method investment income (loss), net of tax, and an impairment charge along with other business closing-related costs of $20 million in North America, which is primarily recorded in Selling, General and Administrative expenses. Furthermore, during the fourth-quarter 2023, we incurred other unique transaction related costs of $10 million related to portfolio transformation for a total of $28 million for the twelve months ended December 31, 2023. These other transaction costs are recorded in Selling, General and Administrative expenses on our Consolidated Statements of Income (Loss).
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
(c) LEGACY EMEA LEGAL MATTERS - During the first quarter of 2023, the Company accrued $62 million related to the Competition Investigation and Trade Customer Insolvency matters of our European major domestic appliance business. During the second quarter of 2023, the accrual was increased by $36 million resulting in an aggregate amount of $98 million for the six months ended June 30, 2023. An immaterial adjustment was made in the fourth quarter of 2023 related to these matters. For additional information, see Note 7 to the Consolidated Financial Statements.

* Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
(d) SUBSTANTIAL LIQUIDATION OF SUBSIDIARY - During the fourth quarter of 2022, the Company liquidated an offshore subsidiary and recorded a one-time charge of $84 million for a release of the other comprehensive income on hedging and cumulative translation adjustments.
(e) NORMALIZED TAX RATE ADJUSTMENT - For the full-year 2023, the Company calculated ongoing earnings per share using an adjusted tax rate of (6.7)%, which excludes certain tax related impacts of M&A transactions and certain tax related impacts to legal entity restructuring transactions. For the full-year 2022, the Company calculated ongoing earnings per share using an adjusted tax rate of 4.4%, which excludes the impacts of the non-tax deductible loss on sale of the Russia business of $348 million and impairment of goodwill of $278 million recorded in the second quarter of 2022, along with the impact of M&A transactions of approximately $1.5 billion recorded in the fourth quarter of 2022.
(f) NORMALIZED SHARE COUNT ADJUSTMENT - As a result of our 2022 GAAP earnings loss, the impact of antidilutive shares was excluded from the loss per share calculation on a GAAP basis. The share count adjustment used in the calculation of the full-year ongoing earnings per diluted share includes basic shares outstanding of 55.9 million plus the impact of antidilutive shares of 0.6 million which were excluded on a GAAP basis.
FINANCIAL CONDITION AND LIQUIDITY
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure through the lens of maintaining our strong investment grade credit rating. We also regularly review our capital allocation priorities, which include funding innovation and growth through capital and research and development expenditures; opportunistic mergers and acquisitions; returns to shareholders through dividends and/or share repurchases; and debt repayment.
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
Our short term potential uses of liquidity include funding our ongoing capital and research and development spending, debt repayment, and returns to shareholders. We have $800 million of debt maturing in the next twelve months, which we expect to repay through a combination of refinancing, cash flow generation and cash on hand. Furthermore, in 2024 we expect to incur capital expenditures of approximately $600 million.
On November 30, 2023, the Company announced its intention to enter into one or more transactions to sell up to 24% of its ownership interest in Whirlpool of India Limited ("Whirlpool India") in 2024. The Company currently maintains a 75% ownership interest in Whirlpool India through a wholly-owned subsidiary, and intends to retain a controlling interest in Whirlpool India following completion of such transaction or transactions. The Company expects to use transaction proceeds to reduce debt levels, which will enhance balance sheet flexibility. This proposed transaction had no financial impact for the twelve months ended December 31, 2023.
The Company had cash and cash equivalents of approximately $1.6 billion at December 31, 2023, of which 72% was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At December 31, 2023, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States, Brazil and India which represented 2.5%, 2.5% and 1.5%, respectively. In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil and Mexico, which represented 1.7% and 1.2%, respectively. We continue to monitor general financial instability and uncertainty globally.
Notes payable primarily consists of short-term borrowings payable to banks, which are generally used to fund working capital requirements. At December 31, 2023, we had $17 million of notes payable outstanding. See Note 6 to the Consolidated Financial Statements for additional information.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty. We also continue to review customer conditions globally.
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
Sources and Uses of Cash
We met our cash needs during 2023 through cash flows from operations, cash and cash equivalents, and financing arrangements. Our cash, cash equivalents and restricted cash at December 31, 2023 decreased $388 million compared to the same period in 2022.
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented. Significant drivers of changes in our cash and cash equivalents balance during 2023 are discussed below:
Cash Flow Summary

Millions of dollars	2023	2022	2021
Cash provided by (used in):
Operating activities	$915	$1,390	$2,176
Investing activities	(553)	(3,568)	(660)
Financing activities	(792)	1,206	(1,339)
Effect of exchange rate changes	45	(20)	(67)
Less: change in cash classified as held for sale	(3)	(94)	—
Net increase in cash, cash equivalents and restricted cash	$(388)	$(1,086)	$110
Cash Flows from Operating Activities
Cash provided by operating activities in 2023 decreased compared to 2022. The decrease was primarily driven by reduced cash earnings in 2023 and higher incremental working capital actions in the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Cash provided by operating activities in 2022 decreased compared to 2021. The decrease was primarily driven by reduced cash earnings partially offset by the favorable cash impact of improved working capital and hedge settlements in the prior period.
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
Cash Flows from Investing Activities
Cash used in investing activities in 2023 decreased compared to 2022. The decrease was primarily driven by the $3 billion cash outflow for the purchase of the InSinkErator business that occurred in 2022.
The increase in cash used in investing activities during 2022 primarily reflects the $3 billion cash outflow for the purchase of the InSinkErator business.
Cash Flows from Financing Activities
Cash used in financing activities increased during 2023 compared to 2022. The increase was primarily driven by current year net debt repayments of approximately $450 million and the $2.5 billion proceeds from borrowings of long-term debt related to the InSinkErator acquisition in the prior year. The increase in cash provided by financing activities during 2022 primarily reflects the proceeds of $2.5 billion from borrowings of long-term debt related to the InSinkErator acquisition.
Dividends paid in financing activities were $384 million, $390 million, and $338 million during 2023, 2022 and 2021, respectively.
Financing Arrangements
The Company had total committed credit facilities of approximately $5.7 billion and $6.2 billion at December 31, 2023 and 2022, respectively. The facilities are geographically diverse and reflect the Company's global operations. The Company believes these facilities are sufficient to support its global operations. We had $2.0 billion and $2.5 billion drawn on the term loan at December 31, 2023 and December 31, 2022, respectively. These funds were used to fund the InSinkErator acquisition in the fourth quarter of 2022 and were partially repaid in 2023.
See Note 6 to the Consolidated Financial Statements for additional information.
Other material obligations include off-balance sheet arrangements arising in the normal course of business. They primarily consist of agreements we enter into with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At December 31, 2023 and 2022, we had approximately $464 million and $401 million outstanding under these agreements, respectively.
Additionally, we have material contractual obligations. They primarily consist of long-term debt obligations, operating lease obligations, purchase obligations, taxes, United States and foreign pension plans and other postretirement benefits. See Notes 1, 3, 6-9 and 13 to the Consolidated Financial Statements for additional information.
Dividends
On October 16, 2023, our Board of Directors approved a quarterly dividend on our common stock of $1.75 per share.

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
Our pension and other postretirement benefit obligations at December 31, 2023 and preliminary retirement benefit costs for 2024 were prepared using the assumptions that were determined as of December 31, 2023. The following table summarizes the sensitivity of our December 31, 2023 retirement obligations and 2024 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2024 Expense	PBO/APBO(1) for 2023
United States Pension Plans
Discount rate	+/-50bps	1/(1)	(84)/91
Expected long-term rate of return on plan assets	+/-50bps	(11)/11	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	0/0	(4)/4
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
At December 31, 2023 and 2022, we had total deferred tax assets of $2.9 billion and $2.6 billion, respectively, net of valuation allowances of $490 million and $412 million, respectively. The Company has established tax planning strategies and transfer pricing policies to provide sufficient future taxable income to realize these deferred tax assets. Our income tax expense has fluctuated considerably over the last five years. The tax expense has been influenced primarily by foreign tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors, including business profitability, tax planning strategies, and enacted tax laws.
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
In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and could result in outcomes that are unfavorable to the Company. For additional information about income taxes, see Note 1, Note 7 and Note 13 to the Consolidated Financial Statements.
Warranty Obligations
The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and represents our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. For the year ended December 31, 2023 and 2022, warranty expense as a percentage of consolidated net sales approximated 1.2% and 1.4%, respectively. For additional information about warranty obligations, see Note 7 to the Consolidated Financial Statements.
Goodwill and Indefinite-Lived Intangibles
Certain business acquisitions have resulted in the recording of goodwill and trademark assets which are not amortized. At December 31, 2023 and 2022, we had goodwill of approximately $3.3 billion and $3.3 billion, respectively. We have trademark assets with a carrying value of approximately $2.8 billion and $2.8 billion at December 31, 2023 and 2022, respectively.
For additional information, see Notes 10 and 15 to the Consolidated Financial Statements.

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
For our annual impairment assessment as of October 1, 2023, the Company performed a qualitative impairment assessment for goodwill and elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain brand trademarks. The Company elected to perform a qualitative assessment on the other indefinite-lived intangible assets noting no events that indicated that the fair value was less than the carrying value that would require a quantitative impairment assessment.
Goodwill Valuations
In 2023, we evaluated goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, a goodwill impairment test is performed to identify potential impairment. The goodwill impairment test compares a reporting unit’s fair value to its carrying amount. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, then a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Otherwise, we conclude that no impairment is indicated and no further testing is required. If the fair value of the reporting unit exceeds its carrying amount, no impairment loss is measured.
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
Maytag trademark
Our Maytag trademark is at risk at December 31, 2023. Lower-than-expected industry demand has affected Maytag similarly to the rest of the North America region; however, we expect future year revenues to improve as we recover from temporary volume loss and continue to execute our brand leadership strategy and benefit from new product investments. The fair value of the Maytag trademark exceeded its carrying value of $1,021 million by approximately 9%.
A 10% reduction of forecasted Maytag revenues would result in an impairment charge of approximately $24 million.
We determined a royalty rate of 4% for the Maytag trademark, noting that a 50 basis point reduction of the royalty rate would result in an impairment charge of approximately $60 million.
We determined a discount rate of 9.50% for Maytag, noting that a 50 basis point increase in the discount rate would result in a breakeven scenario.
InSinkErator trademark
Our InSinkErator trademark is at risk at December 31, 2023. The InSinkErator business was acquired in the fourth quarter of 2022 and is included in our North America operating segment. Lower-than-expected industry demand has affected the InSinkErator business similarly to the rest of the North America region. The long-term expectations for this newly acquired business have not changed, and the full value potential of the InSinkErator business is expected to be realized in the forthcoming years.
The fair value of the InSinkErator trademark exceeded its carrying value of $1,300 million by approximately 3%. We expect future fiscal year revenues for this brand to improve as we recover from temporary volume loss and continue to execute our brand leadership strategy and benefit from our new product investments.
A 10% reduction of forecasted InSinkErator revenues would result in an impairment charge of approximately $114 million.
We determined a royalty rate of 12% for the InSinkErator trademark, noting that a 50 basis point reduction of the royalty rate would result in an impairment charge of approximately $21 million.
We determined a discount rate of 8.25% for InSinkErator, noting that a 50 basis point increase in the discount rate would result in an impairment charge of approximately $98 million.

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
The fair values of all other trademarks exceeded their carrying values by an amount sufficient to not be deemed at risk. There were no other impairments of indefinite-lived intangible assets in 2023 or 2022.
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
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, including the conflict in Ukraine and related sanctions, the Israel-Palestinian conflict, the Red Sea conflict and its impact on shipping and logistics and government actions in China, among other factors, we expect to continue to be impacted by the following factors: a global shortage of certain components, such as semiconductors, a strain on raw material and input cost inflation, and fluctuations in logistics availability, timing and costs, all of which began easing in 2023 but remain volatile. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period.

* Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring and resegmentation expectations, productivity, raw material prices and related costs, supply chain, transaction-related closing and synergies expectations, asset impairment, litigation, ESG efforts, debt repayment expectations, and the impact of COVID-19 and the Russia/Ukraine, Israel and Red Sea conflicts on our operations. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business objectives and leverage its global operating platform, and accelerate the rate of innovation; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past acquisitions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) COVID-19 pandemic, other public health emergency-related business disruptions and economic uncertainty; (10) Whirlpool's ability to navigate risks associated with our presence in emerging markets; (11) risks related to our international operations; (12) Whirlpool's ability to respond to unanticipated social, political and/or economic events; (13) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (14) product liability and product recall costs; (15) Whirlpool's ability to attract, develop and retain executives and other qualified employees; (16) the impact of labor relations; (17) fluctuations in the cost of key materials (including steel, resins, base metals) and components and the ability of Whirlpool to offset cost increases; (18) Whirlpool's ability to manage foreign currency fluctuations; (19) impacts from goodwill impairment and related charges; (20) triggering events or circumstances impacting the carrying value of our long-lived assets; (21) inventory and other asset risk; (22) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (23) litigation, tax, and legal compliance risk and costs; (24) the effects and costs of governmental investigations or related actions by third parties; (25) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, and taxes and tariffs; (26) Whirlpool's ability to respond to the impact of climate change and climate change regulation; and (27) the uncertain global economy and changes in economic conditions.
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
We use foreign currency forward contracts, currency options, currency swaps and cross-currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. At December 31, 2023 and 2022, our most significant foreign currency exposures related to the Brazilian Real, Canadian Dollar and British Pound. We may also use forward or option contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. These foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2023, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $195 million or loss of approximately $215 million, respectively. Consistent with the use of these contracts to mitigate the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into interest rate swap and cross-currency swap agreements to manage our exposure to interest rate risk from long-term debt issuances or cross-currency debt. At December 31, 2023, a 100 basis point increase or decrease in interest rates would have resulted in an incremental unrealized gain of approximately $3 million or unrealized loss of approximately $4 million, respectively, related to these contracts.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. At December 31, 2023, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $18 million, respectively, related to these contracts.
There is no material change to market risk exposure other than foreign exchange, which is attributable to a change in the size of the derivative portfolio year over year. For additional information, see Note 9 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	133

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Year Ended December 31,
(Millions of dollars, except per share data)

	2023	2022	2021
Net sales	$19,455	$19,724	$21,985
Expenses
Cost of products sold	16,285	16,651	17,576
Gross margin	3,170	3,073	4,409
Selling, general and administrative	1,993	1,820	2,081
Intangible amortization	40	35	47
Restructuring costs	16	21	38
Impairment of goodwill and other intangibles	—	384	—
Loss (gain) on sale and disposal of businesses	106	1,869	(105)
Operating profit (loss)	1,015	(1,056)	2,348
Other (income) expense
Interest and sundry (income) expense	71	(19)	(159)
Interest expense	351	190	175
Earnings (loss) before income taxes	593	(1,227)	2,332
Income tax expense (benefit)	77	265	518
Equity method investment income (loss), net of tax	(28)	(19)	(8)
Net earnings (loss)	488	(1,511)	1,806
Less: Net earnings (loss) available to noncontrolling interests	7	8	23
Net earnings (loss) available to Whirlpool	$481	$(1,519)	$1,783
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$8.76	$(27.18)	$28.73
Diluted net earnings available to Whirlpool	$8.72	$(27.18)	$28.36
Weighted-average shares outstanding (in millions)
Basic	55.0	55.9	62.1
Diluted	55.2	55.9	62.9
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31,
(Millions of dollars)

	2023	2022	2021
Net earnings (loss)	$488	$(1,511)	$1,806

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	22	280	364
Derivative instruments:
Net (loss) gain arising during period	(100)	119	282
Less: reclassification adjustment for gain (loss) included in net earnings (loss)	(36)	93	255
Derivative instruments, net	(64)	26	27
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	(1)	5	—
Net gain (loss) arising during period	(99)	(54)	56
Less: amortization of prior service credit (cost) and actuarial (loss)	(1)	(22)	(48)
Defined benefit pension and postretirement plans, net	(99)	(27)	104
Other comprehensive income (loss), before tax	(141)	279	495
Income tax benefit (expense) related to items of other comprehensive income (loss)	53	(12)	(41)
Other comprehensive income (loss), net of tax	$(88)	$267	$454

Comprehensive income (loss)	$400	$(1,244)	$2,260
Less: comprehensive income (loss), available to noncontrolling interests	7	8	23
Comprehensive income (loss) available to Whirlpool	$393	$(1,252)	$2,237
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars)

	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,570	$1,958
Accounts receivable, net of allowance of $47 and $49, respectively	1,529	1,555
Inventories	2,247	2,089
Prepaid and other current assets	717	653
Assets held for sale	144	139
Total current assets	6,207	6,394
Property, net of accumulated depreciation of $5,259 and $4,808, respectively	2,234	2,102
Right of use assets	721	691
Goodwill	3,330	3,314
Other intangibles, net of accumulated amortization of $440 and $400, respectively	3,124	3,164
Deferred income taxes	1,317	1,063
Other noncurrent assets	379	396
Total assets	$17,312	$17,124
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,598	$3,376
Accrued expenses	491	481
Accrued advertising and promotions	603	623
Employee compensation	238	159
Notes payable	17	4
Current maturities of long-term debt	800	248
Other current liabilities	614	550
Liabilities held for sale	587	490
Total current liabilities	6,948	5,931
Noncurrent liabilities
Long-term debt	6,414	7,363
Pension benefits	147	184
Postretirement benefits	107	96
Lease liabilities	612	584
Other noncurrent liabilities	547	460
Total noncurrent liabilities	7,827	8,687
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 114 million shares issued, respectively, and 55 million and 54 million shares outstanding, respectively	114	114
Additional paid-in capital	3,078	3,061
Retained earnings	8,358	8,261
Accumulated other comprehensive loss	(2,178)	(2,090)
Treasury stock, 60 million and 60 million shares, respectively	(7,010)	(7,010)
Total Whirlpool stockholders' equity	2,362	2,336
Noncontrolling interests	175	170
Total stockholders' equity	2,537	2,506
Total liabilities and stockholders' equity	$17,312	$17,124
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2023	2022	2021
Operating activities
Net earnings (loss)	$488	$(1,511)	$1,806
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	361	475	494
Impairment of goodwill and other intangibles	—	384	—
Loss (gain) on sale and disposal of businesses	106	1,869	(105)
(Gain) loss on previously held equity interest	—	—	(42)
Changes in assets and liabilities:
Accounts receivable	159	854	(232)
Inventories	(123)	(49)	(648)
Accounts payable	1	(612)	949
Accrued advertising and promotions	(37)	(51)	70
Accrued expenses and current liabilities	122	113	125
Taxes deferred and payable, net	(97)	18	130
Accrued pension and postretirement benefits	(59)	(105)	(116)
Employee compensation	103	(288)	16
Other	(109)	293	(271)
Cash provided by (used in) operating activities	915	1,390	2,176
Investing activities
Capital expenditures	(549)	(570)	(525)
Proceeds from sale of assets and businesses	10	77	302
Acquisition of businesses, net of cash acquired	(14)	(3,000)	(46)
Cash held by divested businesses	—	(75)	(393)
Other	—	—	2
Cash provided by (used in) investing activities	(553)	(3,568)	(660)
Financing activities
Net proceeds from borrowings of long-term debt	304	2,800	300
Net proceeds (repayments) of long-term debt	(750)	(300)	(300)
Net proceeds (repayments) from short-term borrowings	34	(4)	(1)
Dividends paid	(384)	(390)	(338)
Repurchase of common stock	—	(903)	(1,041)
Common stock issued	4	3	76
Other	—	—	(35)
Cash provided by (used in) financing activities	(792)	1,206	(1,339)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	45	(20)	(67)
Less: change in cash classified as held for sale	(3)	(94)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(388)	(1,086)	110
Cash, cash equivalents and restricted cash at beginning of year	1,958	3,044	2,934
Cash, cash equivalents and restricted cash at end of period	$1,570	$1,958	$3,044
Supplemental disclosure of cash flow information
Cash paid for interest	$370	$161	$169
Cash paid for income taxes	$175	$247	$388
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid-In-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2020	$4,795	$8,725	$(2,811)	$(2,142)	$113	$910
Comprehensive income
Net earnings (loss)	1,806	1,783	—	—	—	23
Other comprehensive income (loss)	454	—	454	—	—	—
Comprehensive income	2,260	1,783	454	—	—	23
Stock issued (repurchased)	(938)	—	—	(939)	1	—
Dividends declared	(340)	(338)	—	—	—	(2)
Acquisitions and Divestitures	(764)	—	—	—	—	(764)
Balances, December 31, 2021	5,013	10,170	(2,357)	(3,081)	114	167
Comprehensive income
Net earnings (loss)	(1,511)	(1,519)	—	—	—	8
Other comprehensive income (loss)	267	—	267	—	—	—
Comprehensive income	(1,244)	(1,519)	267	—	—	8
Stock issued (repurchased)	(868)	—	—	(868)	—	—
Dividends declared	(395)	(390)	—	—	—	(5)
Acquisitions and Divestitures	—	—	—	—	—	—
Balances, December 31, 2022	2,506	8,261	(2,090)	(3,949)	114	170
Comprehensive income
Net earnings	488	481	—	—	—	7
Other comprehensive income (loss)	(88)	—	(88)	—	—	—
Comprehensive income	400	481	(88)	—	—	7
Stock issued (repurchased)	17	—	—	17	—	—
Dividends declared	(386)	(384)	—	—	—	(2)
Acquisitions and divestitures	—	—	—	—	—	—
Balances, December 31, 2023	$2,537	$8,358	$(2,178)	$(3,932)	$114	$175
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)    SIGNIFICANT ACCOUNTING POLICIES
General Information
Whirlpool Corporation, a Delaware corporation, manufactures products in 10 countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, Bauknecht, JennAir, Indesit, InSinkErator, Yummly and Hotpoint*. We conduct our business through four operating segments, which we define based on geography. Whirlpool Corporation's operating and reportable segments consist of North America; Europe, Middle East and Africa ("EMEA"); Latin America and Asia. Beginning January 1, 2024, we are conducting our business through five operating segments, which consist of Major Domestic Appliances (“MDA”) North America; MDA Europe, MDA Latin America; MDA Asia; and Small Domestic Appliances (“SDA”) Global.
On January 16, 2023, Whirlpool entered into a contribution agreement with Arçelik A.Ş (“Arcelik”) in alignment with Whirlpool’s portfolio transformation. Under the terms of the agreement, Whirlpool will contribute its European major domestic appliance business, and Arcelik will contribute its European major domestic appliance, consumer electronics, air conditioning, and small domestic appliance businesses into the newly formed entity of which Whirlpool will own 25% and Arcelik 75%, subject to an adjustment mechanism based on certain financial matters. Separately, Whirlpool agreed in principle to the sale of Whirlpool’s Middle East and Africa business to Arcelik. These transactions impact businesses that are collectively referred to as the European major domestic appliance business which was classified as held for sale in the fourth quarter of 2022. Whirlpool will retain ownership of its EMEA KitchenAid small domestic appliance business.
The transactions are expected to close by April 2024 and include nine Whirlpool production sites located in Italy, Poland, Slovakia, and the UK, as well as Arçelik’s two production facilities in Romania. For additional information, see Note 15 to the Consolidated Financial Statements.
The MDA Europe business will be deconsolidated upon the completion of the European contribution agreement transaction with Arcelik, and it does not qualify for reporting as discontinued operations.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On June 27, 2022, our subsidiary Whirlpool EMEA SpA entered into a share purchase agreement with Arcelik to sell our Russian business to Arcelik for contingent consideration. The sale of the Russian business was completed on August 31, 2022. For additional information, see Note 15 to the Consolidated Financial Statements.
Furthermore, macroeconomic volatility, as well as ongoing international conflicts, continues to impact countries across the world, and the duration and severity of the effects are currently unknown.
The Consolidated Financial Statements presented herein reflect estimates and assumptions made by management at December 31, 2023 and for the twelve months ended December 31, 2023.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after February 14, 2024, including those resulting from the impacts of macroeconomic volatility, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and InSinkErator trademarks are at risk at December 31, 2023. The goodwill in any of our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively effect revenues for the Maytag and InSinkErator trademarks, but we remain committed to the strategic actions necessary to realize the long-term forecasted revenues and profitability of these trademarks.
A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance for our Maytag and InSinkErator trademarks, among other factors, as a result of macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
Income taxes
Under U.S. GAAP, the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year and then adjusts this amount by certain discrete items each quarter. Potential changing and volatile macroeconomic conditions could cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. In addition, potential future economic deterioration brought on by the pandemic, ongoing conflicts in Ukraine, Israel and the Red Sea, and related sanctions or other factors, such as potential sales of businesses and new tax legislation may negatively impact the realizability and/or valuation of certain deferred tax assets.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset was $227 million and $80 million as of December 31, 2023 and December 31, 2022, respectively. The amount of cash proceeds received under these arrangements was $379 million and $80 million for the twelve months ended December 31, 2023 and December 31, 2022, respectively.
Freight and Warehousing Costs
We classify freight and warehousing costs within cost of products sold in our Consolidated Statements of Income (Loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Cash and Cash Equivalents
All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents. Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days. See Note 10 to the Consolidated Financial Statements for additional information.
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Certain investments are valued based on net asset value (NAV), which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments. We had Level 3 assets at December 31, 2023 and 2022 that included pension plan assets disclosed in Note 8 to the Consolidated Financial Statements. We had no Level 3 liabilities at December 31, 2023 and 2022, respectively.
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
Property, plant and equipment associated with our European major domestic appliance business with a net book value of $952 million and $822 million at December 31, 2023 and December 31, 2022, respectively, has been classified as assets held for sale. Property, plant and equipment with a net book value of $141 million associated with our Russian business was removed as part of the deconsolidation of the Russian operations in the third quarter of 2022. For additional information, see Notes 10 and 15 to the Consolidated Financial Statements.
Property, plant and equipment and related accumulated depreciation of all divested businesses have been removed. For additional information, see Note 15 to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income (Loss), was $321 million, $440 million and $447 million in 2023, 2022 and 2021, respectively. Depreciation of our European major domestic appliance business has been suspended from December 2022 onwards due to the disposal group being classified as held for sale and measured at fair value less cost to sell.
The following table summarizes our property at December 31, 2023 and 2022:

Millions of dollars	2023	2022	Estimated Useful Life
Land	$29	$32	n/a
Buildings	893	862	10 to 50 years
Machinery and equipment	6,571	6,016	3 to 20 years
Accumulated depreciation	(5,259)	(4,808)
Property plant and equipment, net	$2,234	$2,102
We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income (Loss).
During the twelve months ended December 31, 2023, we disposed of buildings, machinery and equipment with a net book value of $16 million, compared to $25 million in prior year. The net loss on the disposals is immaterial for the twelve months ended December 31, 2023. The net gain on the disposals was $54 million for the same period of 2022 and was primarily driven by a sale-leaseback transaction.
We record impairment losses on long-lived assets, excluding goodwill and indefinite-lived intangibles, when events and circumstances indicate the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than their carrying amounts.
Excluding assets held for sale, there were no significant impairments recorded during 2023, 2022 and 2021, respectively. For additional information, see Notes 10 and 15 to the Consolidated Financial Statements.
Capitalization of Internal Use Software Costs

We capitalize certain computer software development costs associated with qualifying application development stage activities or the acquisition of computer software for internal use. Capitalization is determined based on specific criteria, including whether the software is in the development stage and meets defined criteria for capitalization.

Capitalized software costs are recognized as part of property, plant, and equipment and are depreciated on a straight-line basis over the estimated useful lives of the software, generally not exceeding five years.

As of December 31, 2023 and December 31, 2022, capitalized software costs, net of accumulated depreciation, amounted to $135 million and $136 million, respectively. These amounts are included in the Machinery and Equipment category in the Property section of the Consolidated Balance Sheets. The depreciation expense recorded for these assets was $34 million, $39 million, and $47 million for the twelve months ended 2023, 2022, and 2021, respectively. There were no significant impairments recorded during 2023, 2022 and 2021, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Goodwill
We have four reporting units for which we assess for impairment which also represent our operating segments and are defined as North America; Europe, Middle East and Africa; Latin America and Asia. The goodwill in any of our reporting units are not presently at risk for future impairment and a qualitative annual impairment assessment was performed in 2023. We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount, including goodwill.
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
For additional information, see Notes 5 and 10 to the Consolidated Financial Statements.
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
For additional information, see Notes 5 and 10 to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Supply Chain Financing Arrangements
The Company has ongoing agreements globally with various third-parties to allow certain suppliers the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions.
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Balance Sheets. At December 31, 2023, approximately $1.2 billion have been issued to participating financial institutions of which $383 million of the balance issued is related to our European major domestic appliance business which has been classified as held for sale starting from the fourth quarter of 2022. For additional information see Note 15 to the Consolidated Financial Statements. At December 31, 2022, approximately $1.1 billion have been issued to participating financial institutions, of which $368 million was related to our European major domestic appliance business.
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
Research and Development Costs
Research and development costs are charged to expense and totaled $473 million, $465 million and $485 million in 2023, 2022 and 2021, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $392 million, $329 million and $345 million in 2023, 2022 and 2021, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
See Note 13 to the Consolidated Financial Statements for additional information.
Share-based Incentive Plans
Share-based compensation expense is based on the grant date fair value and is expensed over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company's Share-based incentive plans include stock options, performance stock units, and restricted stock units, among other award types. The fair value of stock options are determined using the Black-Scholes option-pricing model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, expected forfeitures and dividend yield. Expected forfeitures are based on historical experience. Stock options are granted with an exercise price equal to the closing stock price on the date of grant. The fair value of restricted stock units and performance stock units is generally based on the closing market price of Whirlpool common stock on the grant date. Share-based compensation is recorded in selling, general and administrative expense on our Consolidated Statements of Income (Loss). See Note 12 to the Consolidated Financial Statements for additional information.
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
For additional information, see Note 15 to the Consolidated Financial Statements.
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
The following tables summarize balances and transactions with Whirlpool China and its subsidiaries during the periods presented.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Millions of dollars		December 31, 2023	December 31, 2022
Other noncurrent assets	Carrying value of equity interest	$187	$201
Accounts payable	Outstanding amounts due	$91	$75
Changes in the carrying value of the equity interest are driven by earnings (loss) of the investee, the receipt of dividends, and the effect of foreign exchange.

	Twelve Months Ended December 31,
Millions of dollars	2023	2022
Purchases from Whirlpool China	$303	$376
The licensing revenue and outstanding accounts receivable from Whirlpool China and its subsidiaries are not material for the periods presented.
The Company’s share of the results of equity method investments and elimination of intra-entity results are included in the Equity method investment income (loss), net of tax in the Consolidated Statements of Income (Loss) and Other noncurrent assets in the Consolidated Balance Sheets.
The market value of our 20% investment in Whirlpool China, based on the quoted market price, is $191 million as of December 31, 2023. Management has concluded that there are currently no indicators for an other-than-temporary impairment.
For additional information, see Note 15 to the Consolidated Financial Statements.
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
Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $29 million as of December 31, 2023. Other assets or liabilities of Elica PB India are not material to the Consolidated Financial Statements of the Company.
Both Whirlpool India and the non-controlling interest shareholders retain an option for Whirlpool India to purchase the remaining equity interest in Elica PB India for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.
Adoption of New Accounting Standards
We adopted the following standards for the year ended December 31, 2023 which did not have a material impact on our Consolidated Financial Statements:

Standard		Effective Date
2022-04	Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	January 1, 2023

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Accounting Pronouncements Issued But Not Yet Effective
In November 2023, the FASB issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This Update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new standard.
In December 2023, the FASB issued Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This Update applies to all entities that are subject to Topic 740. The amendments in this Update improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new standard.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
5. Recognize revenue when or as the Company satisfies a performance obligation
The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the twelve months ended December 31, 2023, 2022 and 2021, respectively.
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. We sell products within all major product categories in each operating segment. For additional information on the disaggregated revenues by geographical regions, see Note 14 to the Consolidated Financial Statements.

	Twelve months ended
Millions of dollars	2023	2022	2021
Major product categories:
Laundry	$5,333	$5,133	$6,122
Refrigeration	5,794	6,248	6,677
Cooking	4,721	5,056	5,639
Dishwashing	1,729	1,822	1,890
Total major product category net sales	$17,577	$18,259	$20,327
Spare parts and warranties	953	923	1,187
Other	925	542	470
Total net sales	$19,455	$19,724	$21,985
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Warranties are classified as either assurance type or service type warranties. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended. A warranty that goes above and beyond ensuring standard functionality is considered a service type warranty. The Company offers certain limited warranties that are assurance type warranties and extended service arrangements that are service type warranties. Assurance type warranties are not accounted for as separate performance obligations under the revenue model. If a service type warranty is sold with a product or separately, revenue is recognized over the life of the warranty. The Company evaluates warranty offerings in comparison to industry standards and market expectations to determine appropriate warranty classification. Industry standards and market expectations are determined by jurisdictional laws, competitor offerings and customer expectations. Market expectations and industry standards can vary based on product type and geography. The Company primarily offers assurance type warranties.
Whirlpool sells certain extended service arrangements separately from the sale of products. Whirlpool acts as a sales agent under a majority of these arrangements whereby the Company receives a fee that is recognized as revenue upon the sale of the extended service arrangement.
Other Revenue
Other revenue sources include primarily the revenues from the InSinkErator business, acquired in the fourth quarter of 2022, subscription arrangements and licenses as described below.
InSinkErator revenues consist primarily of food waste disposers and instant hot water dispensers. We transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer or when the customer receives the product based upon agreed shipping terms, in a similar manner as our major product category sales.
The Company has a water filtration subscription business, operating under our Brastemp brand, in our Latin America segment which provides the consumers and businesses with a water filtration system that is installed in the consumer's or business's location. Our Brastemp water filtration subscription contracts represent a performance obligation that is satisfied over time and revenue is recognized as the performance obligation is completed. The installation and maintenance of the water filtration system are not distinct services in the context of the contract (i.e. the customer views all activities associated with the arrangement as one singular value proposition). The contract term is generally less than one year for these arrangements and revenue is recognized based on the monthly invoiced amount which directly corresponds to the value of our performance completed to date. On January 16, 2024, the Company entered into a share purchase agreement with a third-party

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
buyer to sell the Company's Brastemp water filtration subscription business in the Latin America region. The completion of the transaction is contingent upon regulatory approvals and customary closing conditions, and is anticipated to occur in 2024. For additional information, see Note 15 to the Consolidated Financial Statements.
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
The following table summarizes our allowance for doubtful accounts by operating segment for the twelve months ended December 31, 2023.

Millions of dollars	December 31, 2022	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	December 31, 2023
Accounts receivable allowance
North America	$6	$—	$(1)	$—	$—	$5
EMEA	2	(3)	(3)	1	4	1
Latin America	38	4	(8)	4	—	38
Asia	3	—	—	—	—	3
	$49	$1	$(12)	$5	$4	$47
Financing receivable allowance
Latin America	$27	$—	$—	$2	$—	$29
Consolidated	$76	$1	$(12)	$7	$4	$76
(1) Starting from the fourth quarter of 2022, accounts receivable allowance of our European major domestic appliance business is transferred to assets held for sale. For additional information, see Note 15 to the Consolidated Financial Statements.
We recorded an immaterial amount of bad debt expense for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(3)    LEASES
Leases
We lease certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of approximately $235 million, $218 million and $234 million for the years ended December 31, 2023, 2022 and 2021, respectively.
At December 31, 2023 and 2022, we have no material leases classified as financing leases. We have approximately $929 million of non-cancellable operating lease commitments, excluding variable consideration at December 31, 2023 and $889 million at December 31, 2022. The undiscounted annual future minimum lease payments are summarized by year in the table below and excludes lease payments related to our European major domestic appliance business classified as held for sale.

Maturity of Lease Liabilities	Operating Leases (in millions)
2024	$191
2025	152
2026	138
2027	117
2028	87
Thereafter	244
Total lease payments	$929
Less: interest	156
Present value of lease liabilities	$772
The long-term portion of the lease liabilities included in the amounts above is $612 million as of December 31, 2023. The remainder of our lease liabilities are included in other current liabilities in the Consolidated Balance Sheets.
At December 31, 2023 and December 31, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 7 years and 5%, respectively.
During the year ended December 31, 2023 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $236 million. The right of use assets obtained in exchange for new liabilities was $157 million for the year ended December 31, 2023.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
are limited by the expected lease term. Additionally, certain lease agreements include lease payment adjustments for inflation.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants, except for synthetic leases (see Synthetic lease arrangements).
We rent or sublease certain real estate to third parties. Our sublease portfolio primarily consists of operating leases within our warehouses, resulting in a nominal amount of sublease income for the years ended December 31, 2023, 2022 and 2021, respectively.
Sale-leaseback transactions
There were no material sale-leaseback transactions in 2023. In the first quarter of 2022, the Company sold and leased back a group of non-core properties for net proceeds of approximately $52 million. The initial total annual rent for the properties is approximately $2 million per year over an initial 15 year lease term and is subject to annual rent increases. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the properties for the lease term. The Company has two sequential 5-year renewal options.
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
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of December 31, 2023, these arrangements include residual value guarantees of up to approximately $378 million that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities. The residual value guarantee amounted to $334 million as of December 31, 2022.
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

(4)     INVENTORIES
The following table summarizes our inventories at December 31, 2023 and 2022:

Millions of dollars	2023	2022
Finished products	$1,732	$1,580
Raw materials and work in process	515	509
Total inventories	$2,247	$2,089

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(5)     GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	EMEA	Latin America	Asia	Total Whirlpool
Ending balance December 31, 2021	$1,695	$296	$33	$461	$2,485
Currency translation adjustment	(3)	(18)	—	(9)	(30)
Divestitures and acquisitions (1)	1,137	—	—	—	1,137
Impairment (2)	$—	$(278)	$—	$—	$(278)
Ending balance December 31, 2022	$2,829	$—	$33	$452	$3,314
Currency translation adjustment	1	—	—	(1)	—
Divestitures and acquisitions (1)	16	—	—	—	16
Impairment	$—	$—	$—	$—	$—
Ending balance December 31, 2023	$2,846	$—	$33	$451	$3,330
(1)Increase in goodwill is related to the purchase of InSinkErator business in 2022 and related measurement period adjustment in 2023. For additional information, see Note 15 to the Consolidated Financial Statements.
(2)Full impairment of EMEA goodwill recorded in the second quarter of 2022. For additional information, See Note 10 to the Consolidated Financial Statements.
Annual impairment assessment
We completed our annual test for goodwill as of October 1, 2023 and October 1, 2022. The Company performed a qualitative assessment for all our reporting units and determined no impairment was indicated.
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
For additional information, see Note 10 to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Other Intangible Assets
The following table summarizes other intangible assets for the period presented:

	December 31, 2023			December 31, 2022
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$669	$(326)	$343	$668	$(287)	$381
Patents and other (2)	115	(114)	1	116	(113)	3
Total other intangible assets, finite lives	$784	$(440)	$344	$784	$(400)	$384
Trademarks, indefinite lives (3)(4)	2,780	—	2,780	2,780	—	2,780
Total other intangible assets	$3,564	$(440)	$3,124	$3,564	$(400)	$3,164
(1)Customer relationships have an estimated useful life of 5 to 19 years. Includes $327 million of customer relationships, net of accumulated amortization, acquired as part of InSinkErator acquisition in 2022.
(2)Patents and other intangibles have an estimated useful life of 3 to 43 years.
(3)Trademarks valued at $1.3 billion were acquired as part of the InSinkErator acquisition in 2022. For additional information, see Notes 10 and 15 to the Consolidated Financial Statements.
(4)Includes InSinkErator, Maytag and JennAir trademarks with carrying values of $1.3 billion, $1.0 billion and $304 million, respectively.
Annual impairment assessment
We completed our annual impairment assessment for other intangible assets as of October 1, 2023. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain indefinite-life intangible assets. Based on the results of the quantitative annual assessment, we determined there were no impairments of the carrying values of intangible assets.
In the fourth quarter of 2022, and in connection with the classification of our European major domestic appliance business to held for sale, we recorded a loss of $1,521 million for the write-down of the disposal group to its estimated fair value of $139 million. The loss from the transaction includes the remaining carrying values of Hotpoint* and Indesit trademarks for $92 million and $133 million, respectively, and write-down of other intangible assets of $54 million. See Note 10 and 15 to the Consolidated Financial Statements for additional information.
We completed our annual impairment assessment for other intangible assets as of October 1, 2022. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain indefinite-lived intangible assets. Based on the results of the quantitative assessment, we determined there was no impairment of intangible assets, other than the amounts recorded during the second quarter of 2022. See Note 10 to the Consolidated Financial Statements for additional information.
Amortization expense was $40 million, $35 million and $47 million for the years ended December 31, 2023, 2022 and 2021, respectively.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes our future estimated amortization expense by year. Amortization expense related to intangible assets transferred to held for sale of our European major appliance business are excluded from the table below.

Millions of dollars
2024	27
2025	24
2026	24
2027	24
2028	24
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
In performing our quantitative assessment of other intangible assets, primarily trademarks, we estimate the fair value using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate using a market-based weighted-average cost of capital. Based on our interim quantitative impairment assessment as of June 30, 2022, the carrying value of certain other intangible assets, including Indesit and Hotpoint*, exceeded their fair value, and we recorded an impairment charge of $106 million during the second quarter of 2022. See Note 10 to the Consolidated Financial Statements for additional information.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(6)    FINANCING ARRANGEMENTS
Long-Term Debt
The following table summarizes our long-term debt at December 31, 2023 and 2022:

Millions of dollars	2023	2022
Senior Note - 3.70%, maturing 2023	$—	$250
Senior Note - 4.00%, maturing 2024	300	300
Term Loan - SOFR + 85bps, maturing 2024	500	1,000
Term Loan - SOFR +110bps, maturing 2025	1,500	1,500
Senior Note - 3.70%, maturing 2025	350	350
Senior Note - 1.25%, maturing 2026(1)	549	532
Senior Note - 1.10%, maturing 2027(1)	659	638
Senior Note - 0.50%, maturing 2028(1)	550	533
Senior Note - 4.75%, maturing 2029	695	695
Senior Note - 2.40%, maturing 2031	300	300
Senior Note - 4.70%, maturing 2032	298	297
Senior Note - 5.50%, maturing 2033	300	—
Senior Note - 5.15%, maturing 2043	249	249
Senior Note - 4.50%, maturing 2046	497	497
Senior Note - 4.60%, maturing 2050	493	493
Other, net	(26)	(23)
	$7,214	$7,611
Less current maturities	800	248
Total long-term debt	$6,414	$7,363
(1)Euro denominated debt reflects impact of currency
For outstanding notes issued by our wholly-owned subsidiaries the debt is fully and unconditionally guaranteed by the Company.
The following table summarizes the contractual maturities of our long-term debt, including current maturities, at December 31, 2023:

Millions of dollars
2024	800
2025	1,850
2026	549
2027	659
2028	550
Thereafter	2,806
Long-term debt, including current maturities	$7,214
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the term loan agreement as of December 31, 2023.
The outstanding amount for this term loan agreement at December 31, 2023 was $2 billion of which approximately $500 million is classified in current liabilities on the Consolidated Balance Sheet.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the Amended Long-Term Facility as of December 31, 2023.
In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $2.5 billion term loan, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $218 million at December 31, 2023 and $204 million at December 31, 2022, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2025.
We had $2.0 billion and $2.5 billion drawn on the committed credit facilities at December 31, 2023 and December 31, 2022, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at December 31, 2023 and 2022:

Millions of dollars	2023	2022
Short-term borrowings due to banks	$17	$4
Total notes payable	$17	$4
(7)    COMMITMENTS AND CONTINGENCIES
OTHER MATTERS
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at December 31, 2023. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.3 billion Brazilian reais (approximately $470 million at December 31, 2023).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 285 million Brazilian reais (approximately $59 million at December 31, 2023), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 334 million Brazilian reais (approximately $69 million at December 31, 2023). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Legacy EMEA Legal Matters
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France, including Whirlpool and Indesit. The FCA investigation was split into two parts, and in December 2018, we finalized a settlement with the FCA on the first part of the investigation. The second part of the FCA investigation, which is focused primarily on manufacturer interactions with retailers, is ongoing. The Company has agreed to a preliminary settlement range with the FCA and recorded a charge of approximately $69 million in the first half of 2023. The Company expects the settlement amount to be finalized in the first half of 2024, and to make payment to the FCA in 2024.
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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020 and the dismissal was affirmed on appeal in July 2022. Plaintiffs filed a petition with the U.S. Supreme Court in January 2023, which was subsequently denied. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. In the fourth quarter of 2022, we accrued an immaterial amount related to these claims in our financial statements. Additional claims may be filed related to this incident.
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
Other Litigation
See Note 13 for information on certain U.S. income tax litigation. In addition, we successfully defended against two lawsuits that were certified for treatment as class actions in U.S. federal court, relating to two top-load washing machine models. In December 2019, the court in one of these lawsuits entered summary judgment in Whirlpool's favor, and that judgment was affirmed on appeal in late 2023. The second lawsuit, which was stayed pending resolution of the first lawsuit, has also been dismissed.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2023	2022
Balance at January (1)	$190	$286
Issuances/accruals during the period	311	267
Settlements made during the period/other	(303)	(304)
Liabilities classified to held for sale (1)	8	(59)
Balance at December 31	$206	$190
Current portion	$136	$131
Non-current portion	70	59
Total	$206	$190
(1)Starting from the fourth quarter of 2022, product warranty reserve, and subsequent movements of the reserve, of our European major domestic appliance business has been transferred to liabilities held for sale.
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At December 31, 2023 and December 31, 2022, the guaranteed amounts totaled 1,321 million Brazilian reais (approximately $273 million at December 31, 2023) and 1,122 million Brazilian reais (approximately $215 million at December 31, 2022), respectively. The fair value of these guarantees were nominal at December 31, 2023 and December 31, 2022. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.0 billion at December 31, 2023 and $2.9 billion at December 31, 2022. Our total short-term outstanding bank indebtedness under guarantees (excluding those related to the European major domestic appliance business) was $17 million at December 31, 2023, and was nominal at December 31, 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Purchase Obligations
Our expected cash outflows resulting from non-cancellable purchase obligations are summarized by year in the table below. Non-cancellable purchase obligations related to the European major domestic appliance business are excluded from the table below from April 2024 onwards, when the European transaction is expected to be completed.

Millions of dollars
2024	$257
2025	119
2026	49
2027	20
2028	18
Thereafter	44
Total purchase obligations	$507
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
A defined contribution plan is provided to all United States employees and is not classified within the net periodic benefit cost. The Company provides annual match and automatic company contributions, in cash or Company stock, of up to 7% of employees' eligible pay. Our contributions during 2023, 2022 and 2021 were $87 million, $90 million and $91 million, respectively.
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
Starting from the fourth quarter of 2022, pension assets and liabilities related to the European major domestic appliance business have been classified as held for sale.
The postretirement medical benefit programs are unfunded. We reserve the right to modify these benefits in the future.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Defined Benefit - Pensions and Other Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Funded status
Fair value of plan assets	$1,980	$2,072	$29	$30	$—	$—
Benefit obligations	2,098	2,211	65	60	123	121
Funded status	$(118)	$(139)	$(36)	$(30)	$(123)	$(121)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$21	$6	$7	$—	$—
Current liability	(8)	(9)	(5)	(4)	(16)	(25)
Noncurrent liability	(110)	(151)	(37)	(33)	(107)	(96)
Amount recognized	$(118)	$(139)	$(36)	$(30)	$(123)	$(121)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$1,239	$1,266	$206	$111	$(2)	$(15)
Prior service (credit) cost	1	1	2	3	(9)	(52)
Amount recognized	$1,240	$1,267	$208	$114	$(11)	$(67)
Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Benefit obligation, beginning of year	$2,211	$2,968	$60	$924	$121	$166
Service cost	2	3	3	4	—	—
Interest cost	115	82	26	15	7	5
Plan participants' contributions	—	—	—	—	—	—
Actuarial (gain) loss	44	(606)	53	(262)	11	(28)
Benefits paid	(274)	(230)	(30)	(28)	(19)	(18)
Plan amendments	—	—	(1)	—	2	(5)
Other adjustments	—	—	—	11	—	—
Settlements / curtailment (gain)	—	(6)	(6)	(7)	—	—
Foreign currency exchange rates	—	—	29	(82)	1	1
Reclassification of obligation to held for sale (1)	—	—	(69)	(515)	—	—
Benefit obligation, end of year	$2,098	$2,211	$65	$60	$123	$121
Accumulated benefit obligation, end of year	$2,090	$2,205	$58	$52	N/A	N/A
(1) Starting from the fourth quarter of 2022, benefit obligations of our European major domestic appliance business is transferred to assets held for sale. For additional information, see Note 15 to the Consolidated Financial Statements.
The actuarial (gain) loss for all pension and other postretirement benefit plans in 2023 and 2022 was primarily related to a change in the discount rate used to measure the benefit obligation of those plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2023	2022	2023	2022	2023	2022
Fair value of plan assets, beginning of year	$2,072	$2,904	$30	$665	$—	$—
Actual return on plan assets	175	(605)	1	(181)	—	—
Employer contribution	7	9	3	30	19	18
Plan participants' contributions	—	—	—	—	—	—
Benefits paid	(274)	(230)	(4)	(28)	(19)	(18)
Transfer of plan assets	—	—	—	—	—	—
Other adjustments	—	—	(1)	—	—	—
Settlements	—	(6)	—	(7)	—	—
Foreign currency exchange rates	—	—	—	(70)	—	—
Reclassification of plan assets to held for sale (1)	—	—	—	(379)	—	—
Fair value of plan assets, end of year	$1,980	$2,072	$29	$30	$—	$—
(1) Starting from the fourth quarter of 2022, fair value of plan assets of our European major domestic appliance business is transferred to assets held for sale. For additional information, see Note 15 to the Consolidated Financial Statements.
Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$2	$3	$3	$3	$4	$5	$—	$—	$—
Interest cost	115	82	77	26	15	14	7	5	5
Expected return on plan assets	(140)	(144)	(158)	(22)	(31)	(34)	—	—	—
Amortization:
Actuarial loss	37	57	69	5	9	19	(1)	—	—
Prior service cost (credit)	—	—	—	—	—	—	(41)	(46)	(46)
Curtailment (gain) / loss	—	—	—	—	(1)	—	—	—	—
Settlement loss	—	1	5	1	2	2	—	—	—
Net periodic benefit cost (income)	$14	$(1)	$(4)	$13	$(2)	$6	$(35)	$(41)	$(41)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the years ended December 31, 2023, 2022 and 2021:

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2023	2022	2021	2023	2022	2021	2023	2022	2021
Operating (profit) loss	$2	$3	$3	$3	$4	$5	$—	$—	$—
Interest and sundry (income) expense	12	(4)	(7)	10	(6)	1	(35)	(41)	(41)
Net periodic benefit cost (income)	$14	$(1)	$(4)	$13	$(2)	$6	$(35)	$(41)	$(41)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) (Pre-Tax) in 2023

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss / (gain)	$10	$78	$11
Actuarial (loss) recognized during the year	(37)	(6)	1
Current year prior service cost (credit)	—	(1)	2
Prior service credit (cost) recognized during the year	—	—	41
Total recognized in other comprehensive income (loss) (pre-tax)	$(27)	$71	$55
Total recognized in net periodic benefit costs and other comprehensive income (loss) (pre-tax)	$(13)	$84	$20
We amortize actuarial losses and prior service costs (credits) over a period of up to 16 years and 10 years, respectively.
Assumptions
Weighted-Average Assumptions used to Determine Benefit Obligation at End of Year

	United States Pension Benefits		Foreign Pension Benefits (1)		Other Postretirement Benefits
	2023	2022	2023	2022	2023	2022
Discount rate	5.15%	5.55%	4.44%	4.72%	5.72%	6.05%
Rate of compensation increase	4.50%	4.50%	3.58%	3.52%	N/A	N/A
Interest crediting rate for cash balance plans	3.90%	4.30%	2.81%	2.85%	N/A	N/A
(1) Weighted-average assumptions include assumptions related to pension plans classified as held for sale.
Weighted-Average Assumptions used to Determine Net Periodic Cost

	United States Pension Benefits			Foreign Pension Benefits (1)			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.55%	2.85%	2.50%	4.72%	1.89%	1.55%	6.36%	4.27%	3.66%
Expected long-term rate of return on plan assets	6.00%	5.50%	6.00%	5.33%	5.23%	5.48%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.52%	3.59%	3.47%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	4.30%	1.60%	1.25%	2.85%	2.36%	1.99%	N/A	N/A	N/A
Health care cost trend rate
Initial rate	N/A	N/A	N/A	N/A	N/A	N/A	5.50%	5.75%	6.00%
Ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	N/A	N/A	N/A	N/A	N/A	N/A	2025	2025	2025
(1) Weighted-average assumptions include assumptions related to pension plans classified as held for sale.

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
Expected Return on Plan Assets
In the United States, the expected return on plan assets is developed considering asset mix, historical asset class data and long-term expectations. The resulting weighted-average return was rounded to the nearest quarter of one percent and applied to the fair value of plan assets at December 31, 2023.
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
There have been no contributions to the pension trust for our U.S. defined benefit plans during the twelve months ended December 31, 2023 and 2022.
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits
2024	$—	$19
Expected Benefit Payments
Expected benefit payments related to the European major domestic appliance business classified as held for sale are excluded from the table below. The transaction is expected to close by April 2024 and the payments related to the first quarter of 2024 are not material.

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2024	$245	$6	$16
2025	206	9	13
2026	201	6	12
2027	196	9	10
2028	186	6	10
2029-2033	$800	$30	$43
Plan Assets
Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for our plans is approximately 20%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The fair values of our pension plan assets at December 31, 2023 and 2022, by asset category were as follows:

	December 31,
	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Net Asset Value		Total
Millions of dollars	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Cash and cash equivalents	$—	$—	$178	$159	$—	$—	$—	$—	$178	$159
Government and government agency securities (1)
U.S. securities	—	—	75	82	—	—	—	—	75	82
International securities	—	—	39	42	—	—	—	—	39	42
Corporate bonds and notes (1)
U.S. companies	—	—	1,094	1,194	—	—	—	—	1,094	1,194
International companies	—	—	154	187	—	—	—	—	154	187
Equity securities (2)
U.S. companies	—	—	—	—	—	—	—	—	—	—
International companies	8	11	—	—	—	—	—	—	8	11
Mutual funds (3)	—	—	71	73	—	—	—	—	71	73
Investments at net asset value
U.S. equity securities (4)	—	—	—	—	—	—	227	166	227	166
International equity securities (4)	—	—	—	—	—	—	119	123	119	123
Short-term investment fund (4)	—	—	—	—	—	—	—	—	—	—
International debt securities (5)	—	—	—	—	—	—	—	—	—	—
International equity securities (5)	—	—	—	—	—	—	—	—	—	—
Real estate (6)	—	—	—	—	—	—	—	—	—	—
Limited partnerships (7)
U.S. private equity investments	—	—	—	—	15	17	—	—	15	17
Diversified fund of funds	—	—	—	—	—	1	—	—	—	1
Emerging growth	—	—	—	—	2	2	—	—	2	2
All other investments	—	—	27	45	—	—	—	—	27	45
	$8	$11	$1,638	$1,782	$17	$20	$346	$289	$2,009	$2,102
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
(6)Valued using the NAV of the fund, which is based on the fair value of underlying assets.
(7)Valued at estimated fair value based on the proportionate share of the limited partnership's fair value, as determined by the general partner.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2022	$20
Realized gain / (loss) (net)	—
Unrealized gain / (loss) (net)	(2)
Purchases	(1)
Settlements	(1)
Balance, December 31, 2023	$16
Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2023 and 2022 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2023	2022	2023	2022
Projected benefit obligation	$2,098	$1,866	$42	$37
Fair value of plan assets	$1,980	$1,706	$1	$(1)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2023 and 2022 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2023	2022	2023	2022
Projected benefit obligation	$2,098	$1,866	$42	$37
Accumulated benefit obligation	2,090	1,860	39	34
Fair value of plan assets	$1,980	$1,706	$1	$(1)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million and $618 million at December 31, 2023 and 2022, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at December 31, 2023 and December 31, 2022.
Net Investment Hedging
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Statements of Income. During the fourth quarter of 2022, Whirlpool substantially liquidated its foreign currency denominated investment in Mexico. As a result, losses of approximately $53 million recorded in Accumulated other comprehensive loss were reclassified into Interest and sundry (income) expense in the Consolidated Financial Statements in 2022. As of December 31, 2023, there were no outstanding hedges designated as net investment hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2023 and 2022. Hedge assets and liabilities of our European major domestic appliance business have been classified as held for sale and are excluded from the table below.

			Fair Value of				Type of Hedge
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2023	2022	2023	2022	2023	2022		2023	2022
Derivatives accounted for as hedges(1)
Commodity swaps/options	$193	$170	$4	$7	$9	$17	(CF)	24	24
Foreign exchange forwards/options	952	998	1	24	31	20	(CF/NI)	15	15
Cross-currency swaps	618	618	5	5	79	42	(CF)	62	74
Interest rate derivatives	—	—	—	—	—	—	(CF)	0	0
Total derivatives accounted for as hedges			$10	$36	$119	$79
Derivatives not accounted for as hedges
Commodity swaps/options	$—	$1	$—	$—	$—	$—	N/A	0	0
Foreign exchange forwards/options (2)	1,569	439	13	5	9	6	N/A	10	5
Total derivatives not accounted for as hedges			$13	$5	$9	$6
Total derivatives			$23	$41	$128	$85

Current			$22	$40	$46	$41
Noncurrent			1	1	82	44
Total derivatives			$23	$41	$128	$85
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.
(2)Foreign exchange forwards/options have increased due to intercompany loan movements related to the anticipated contribution of our European major domestic appliance business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables summarize the effects of derivative instruments on our Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022:

		Gain (Loss) Recognized in OCI (Effective Portion) (3)
Millions of dollars		2023	2022
Cash flow hedges
Commodity swaps/options		$(13)	$(3)
Foreign exchange forwards/options		(69)	113
Cross-currency swaps		(18)	(47)
Interest rate derivatives		—	56
Net investment hedges
Foreign currency		—	(26)
		$(100)	$93

	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3),(4),(5)
Cash Flow Hedges - Millions of dollars		2023	2022
Commodity swaps/options (3)	Cost of products sold	$(15)	$39
Foreign exchange forwards/options	Net sales	(2)	—
Foreign exchange forwards/options	Cost of products sold	(46)	(26)
Foreign exchange forwards/options	Interest and sundry (income) expense	24	130
Cross-currency swaps(5)	Interest and sundry (income) expense	3	(50)
		$(36)	$93

	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (3)
Derivatives not Accounted for as Hedges - Millions of dollars		2023	2022
Foreign exchange forwards/options	Interest and sundry (income) expense	$(35)	$(24)
(3)Change in gain (loss) recognized in OCI (effective portion) is primarily driven by increases in commodity prices and fluctuations in currency and interest rates. The tax impact of the cash flow hedges was $17 million and $(2) million in 2023 and 2022, respectively. The tax impact of the net investment hedges was $0 million and $6 million in 2023 and 2022, respectively.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(5)Change in cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal during 2023 and 2022. There were no hedges designated as fair value in 2023 and 2022. The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income (loss) related to contracts maturing and expected to be realized during the next twelve months is a gain of approximately $40 million at December 31, 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2023	2022	2023	2022	2023	2022	2023	2022
Short-term investments (1)	$1,126	$1,209	$867	$934	$259	$275	$1,126	$1,209
Net derivative contracts	—	—	—	—	(105)	(44)	(105)	(44)
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. There were no goodwill or intangible asset impairment charges recorded in 2023. See Note 5 to the Consolidated Financial Statements for additional information.
Goodwill
We have three reporting units for which we assess for impairment. We use a discounted cash flow analysis to determine fair value (Level 3 input) and consistent projected financial information in our analysis of goodwill and intangible assets. During the second quarter of 2022, the discounted cash flow analysis for the quantitative impairment assessment for the EMEA reporting unit utilized a discount rate of 15%. Based on the quantitative assessment performed as of May 31, 2022, the carrying value of the EMEA reporting unit exceeded its fair value resulting in a goodwill impairment loss for the full carrying amount of $278 million during the second quarter of 2022 and for the twelve months ended December 31, 2022.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
During the fourth quarter of 2022, the remaining carrying amounts of Indesit and Hotpoint* trademarks were included in the net assets of the European major domestic appliance disposal group which was classified as held for sale.
European Major Domestic Appliance Business Held for Sale
On January 16, 2023, the Company entered into a contribution agreement with Arçelik A.Ş (“Arcelik”). Under the terms of the agreement, Whirlpool will contribute its European major domestic appliance business, and Arcelik will contribute its European major domestic appliance, consumer electronics, air conditioning, and small domestic appliance businesses into the newly formed entity of which Whirlpool will own approximately 25% and Arcelik 75%.
On December 20, 2022, the Company's board authorized the transaction with Arcelik and the European major domestic appliance business was classified as held for sale during the fourth quarter of 2022. The disposal group was measured at fair value less cost to sell. We used a discounted cash flow analysis and multiple market data points in our analysis to determine fair value (Level 3 input) of the 25% interest retained, resulting in an estimated fair value of $139 million. The discounted cash flow analysis utilized a discount rate of 16.5% at December 31, 2022. Due to the impact of foreign currency, the estimated fair value is $144 million at December 31, 2023. In the fourth quarter of 2023, we reviewed the updated assumptions subsequent to the held for sale date and no material changes have occurred.
We recorded a loss of $106 million related to the planned divestiture of our European major domestic appliance business for the twelve months ended December 31, 2023, inclusive of a gain of $180 million in the fourth quarter of 2023.
See Note 15 to the Consolidated Financial Statements for additional information.
InSinkErator Acquisition
On October 31, 2022, we completed the acquisition of the InSinkErator business pursuant to the terms of the purchase agreement with Emerson. The acquisition has been accounted for as a business combination under the acquisition method of accounting. This requires allocation of the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, including goodwill and other intangible assets. The Company has finalized third-party valuations for the purchase price allocation and the measurement period for any further purchase accounting adjustment has elapsed.
The estimated value of property, plant and equipment included adjustments totaling $36 million to increase the net book value to the fair value estimate of $173 million. The fair value of property, plant and equipment was determined using both a cost and market approach. The model used primarily included Level 2 and 3 inputs. This estimate was based on other comparable acquisitions and historical experience, and preliminary expectations as to the duration of time we expect to realize benefits from those assets.
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
Purchase accounting adjustments during the period were not material. The measurement period for any additional purchase accounting adjustments has concluded, as one year has elapsed from the acquisition date.
See Note 15 to the Consolidated Financial Statements for additional information.
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
See Note 15 to the Consolidated Financial Statements for additional information.
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
For additional information see Note 15 to the Consolidated Financial Statements.
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
For additional information see Note 15 to the Consolidated Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $6.9 billion and $7.0 billion at December 31, 2023 and 2022, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

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
The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2021, 2022, and 2023, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Total
December 31, 2020	$(1,918)	$21	$(914)	(2,811)
Unrealized gain (loss)	364	27	—	391
Unrealized actuarial gain(loss) and prior service credit (cost)	—	—	104	104
Tax effect	(1)	(14)	(26)	(41)
Other comprehensive income (loss), net of tax	363	13	78	454
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	363	13	78	454
December 31, 2021	$(1,555)	$34	$(836)	$(2,357)
Unrealized gain (loss)	280	26	—	306
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(27)	(27)
Tax effect	—	(2)	(10)	(12)
Other comprehensive income (loss), net of tax	280	24	(37)	267
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	280	24	(37)	267
December 31, 2022	$(1,275)	$58	$(873)	$(2,090)
Unrealized gain (loss)	22	(64)	—	(42)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(99)	(99)
Tax effect	—	17	36	53
Other comprehensive income (loss), net of tax	22	(47)	(63)	(88)
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	22	(47)	(63)	(88)
December 31, 2023	$(1,253)	$11	$(936)	$(2,178)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2023	2022	2021
Numerator for basic and diluted earnings per share – net earnings (loss) available to Whirlpool	$481	$(1,519)	$1,783
Denominator for basic earnings per share – weighted-average shares	55.0	55.9	62.1
Effect of dilutive securities – stock-based compensation	0.2	—	0.8
Denominator for diluted earnings per share – adjusted weighted-average shares	55.2	55.9	62.9
Anti-dilutive stock options/awards excluded from earnings per share	1.2	0.6	0.1
Dividends
Dividends per share paid to shareholders were $7.00, $7.00 and $5.45 during 2023, 2022 and 2021, respectively.
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the twelve months ended December 31, 2023, we did not repurchase any shares under the share repurchase programs. At December 31, 2023, there were approximately $2.6 billion in remaining funds authorized under these programs.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and it has no expiration date.
(12)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $33 million, $58 million and $82 million in 2023, 2022, and 2021, respectively. Related income tax benefits recognized in earnings were $7 million, $10 million and $10 million in 2023, 2022, and 2021, respectively.
At December 31, 2023, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $62 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 27 months.
Share-Based Employee Incentive Plans
On April 18, 2023, our stockholders approved the 2023 Omnibus Stock and Incentive Plan ("2023 OSIP"). This plan was adopted by our Board of Directors on February 20, 2023 and provides for the issuance of stock options, performance stock units, and restricted stock units, among other award types. No new awards may be granted under the 2023 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2023, approximately 3.6 million shares remain available for issuance under the 2018 and 2023 OSIP.
On April 17, 2018, our stockholders approved the 2018 Omnibus Stock and Incentive Plan ("2018 OSIP"). This plan was adopted by our Board of Directors on February 20, 2018 and provided for the issuance of stock options, performance stock units, and restricted stock units, among other award types. No new awards may be granted under the 2018 OSIP following the approval of the 2023 OSIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
by our stockholders, but the 2018 OSIP will continue to govern awards granted under the 2018 OSIP prior to the effectiveness of the 2023 OSIP.
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period in substantially equal increments, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, disability, retirement, or with the consent of the Committee (as defined in the award agreement). We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate - an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life - an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average grant date fair value of stock options granted for 2023, 2022, and 2021 were $37.55, $53.16 and $52.44, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2023	2022	2021
Risk-free interest rate	4.0%	1.9%	0.5%
Expected volatility	39.8%	37.4%	37.7%
Expected dividend yield	5.0%	2.9%	2.5%
Expected option life, in years	5	5	5
Stock Option Activity
The following table summarizes stock option activity during 2023:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	983	$178.57
Granted	212	145.00
Exercised	(25)	131.72
Canceled or expired	(219)	193.10
Outstanding at December 31	951	$169.01
Exercisable at December 31	620	$170.93
The total intrinsic value of stock options exercised was $0.3 million, $2.0 million and $121.0 million for 2023, 2022, and 2021, respectively. The related tax benefits were $0.1 million, $0.3 million and $23.0 million for 2023, 2022, and 2021, respectively. Cash received from the exercise of stock options was $3 million, $4 million, and $77 million for 2023, 2022, and 2021, respectively.
The table below summarizes additional information related to stock options outstanding at December 31, 2023:

Options in thousands / dollars in millions, except per-share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	946	620
Weighted-average exercise price per share	$169.08	$170.93
Aggregate intrinsic value	$—	$—
Weighted-average remaining contractual term, in years	6	5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2023, 2022, and 2021 were $125.44, $158.27 and $191.64, respectively. The total fair value of stock units vested during 2023, 2022, and 2021 was $76 million, $67 million and $43 million, respectively.
The following table summarizes stock unit activity during 2023:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	1,163	$161.51
Granted	433	125.44
Canceled	(165)	165.76
Vested and transferred to unrestricted	(379)	144.99
Non-vested, at December 31	1,052	$150.19
Non-employee Director Equity Awards
In 2023, each non-employee director received an annual grant of unrestricted Whirlpool common stock, with the number of shares issued to the director determined by dividing $150,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders.
(13) INCOME TAXES
Income tax expense was $77 million, $265 million, and $518 million in 2023, 2022 and 2021, respectively. The decrease in tax expense in 2023 compared to 2022 includes legal entity restructuring tax benefits, related to simplifying our legal entity structure to reduce administrative costs associated with the prior structure. The completion of the restructuring created a tax-deductible loss which was recognized in the fourth quarter of 2023, and resulted in a $172 million net tax benefit, partially offset by increases in valuation allowances.
The decrease in tax expense in 2022 compared to 2021 is primarily due to lower earnings, partially offset by the impact of non-deductible charges, including loss on sale and disposal as well as goodwill impairment, and increases in valuation allowances.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the difference between an income tax benefit and tax expense at the United States statutory rate of 21% in 2023, 2022, and 2021, respectively, and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2023	2022	2021
Earnings (loss) before income taxes
United States	$9	$(158)	$1,287
Foreign	584	(1,069)	1,045
Earnings (loss) before income taxes	$593	$(1,227)	$2,332

Income tax (benefit) expense computed at United States statutory rate	$125	$(258)	$490
U.S. government tax incentives	(20)	(19)	(19)
Foreign government tax incentives	(30)	(23)	(23)
Foreign tax rate differential	41	(3)	66
U.S. foreign tax credits	(43)	11	(29)
Valuation allowances	78	222	1
State and local taxes, net of federal tax benefit	(43)	(21)	57
Foreign withholding taxes	13	52	19
U.S. tax on foreign dividends and subpart F income	36	22	9
Settlements and changes in unrecognized tax benefits	43	3	100
Changes in enacted tax rates	1	(2)	(14)
Nondeductible loss on sale and disposal of businesses	5	421	—
Nondeductible fines and penalties	18	—	—
Nondeductible goodwill impairments	—	59	—
Legal Entity Debt Restructuring	—	(159)	—
Divestiture tax impact	—	—	(35)
Legal entity restructuring tax impact	(172)	—	(98)
Other items, net	25	(40)	(6)
Income tax computed at effective worldwide tax rates	$77	$265	$518
Current and Deferred Tax Provision
The following table summarizes our income tax (benefit) provision for 2023, 2022 and 2021:

	2023		2022		2021
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$(27)	$(212)	$(40)	$65	$132	$251
Foreign	197	155	180	85	184	(126)
State and local	(3)	(33)	(9)	(16)	80	(3)
	$167	$(90)	$131	$134	$396	$122
Total income tax expense		$77		$265		$518
United States Tax on Foreign Dividends
We have historically reinvested all unremitted earnings of the majority of our foreign subsidiaries and affiliates, and therefore have not recognized any U.S. deferred tax liability on those earnings. The Company had cash and cash equivalents of approximately $1.6 billion at December 31, 2023, of which approximately $1.1 billion was held by subsidiaries in foreign countries. Our intent is to permanently reinvest substantially all of these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, they would likely not be subject to United States federal income tax

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
under the previously taxed income or the dividend exemption rules. We would likely be required to accrue and pay United States state and local taxes and withholding taxes payable to various countries. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.
Valuation Allowances
At December 31, 2023, we had net operating loss carryforwards of $5.4 billion, $1.2 billion of which were U.S. state net operating loss carryforwards, compared to $5.8 billion and $578 million at December 31, 2022, respectively. The increase in U.S. state net operating loss carryforwards was primarily driven by the legal entity restructuring actions in 2023. Of the total net operating loss carryforwards at December 31, 2023, $3.3 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2043. At December 31, 2023, we had $365 million of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2031 and 2043.
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $490 million at December 31, 2023 consists of $393 million of net operating loss carryforward deferred tax assets and $97 million of other deferred tax assets. Our recorded valuation allowance was $412 million at December 31, 2022 and consisted of $334 million of net operating loss carryforward deferred tax assets and $78 million of other deferred tax assets. The increase in our valuation allowance was primarily driven by the European major domestic appliance business transaction and includes $78 million recognized in net earnings.
Net operating loss carryforwards of $2.1 billion relates to the European major domestic appliance business as of December 31, 2023. Net deferred tax assets of $512 million, including $106 million of valuation allowances, associated with the disposal group has been transferred to assets held for sale in the fourth quarter of 2023. For additional information, see Notes 10 and 15 to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Deferred Tax Liabilities and Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2023 and 2022:

Millions of dollars	2023	2022
Deferred tax liabilities
Intangibles	$429	$329
Property, net	224	185
Right of use assets	190	220
Inventory Reserves	(3)	20
Other	238	168
Total deferred tax liabilities	$1,078	$922
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	$365	$421
Corporate Alternative Minimum Tax credits	28	—
Lease liabilities	200	231
Pensions	64	40
Loss carryforwards	1,388	1,300
Postretirement obligations	29	30
Foreign tax credit carryforwards	94	9
Research and development capitalization	315	194
Employee payroll and benefits	48	46
Accrued expenses	52	52
Product warranty accrual	49	48
Receivable and inventory allowances	67	61
Other	676	552
Total deferred tax assets	3,375	2,984
Valuation allowances for deferred tax assets	(490)	(412)
Deferred tax assets, net of valuation allowances	2,885	2,572
Reclassification of net deferred tax assets to held for sale	(515)	(602)
Net deferred tax assets	$1,292	$1,048

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law. Among other changes to the Internal Revenue Code of 1986, as amended (the “Code”), the IRA imposes a 15% corporate alternative minimum tax on certain corporations (the “CAMT”). To the extent a corporation is subject to the CAMT in a prior taxable year and in a later taxable year is subject to the regular corporate tax, such corporation may apply the prior amounts paid under the CAMT against its regular tax liability to the extent such credits do not reduce the regular tax liability below the CAMT applicable in such taxable year. We have recognized a $28 million CAMT liability and related deferred tax asset carryforward as of December 31, 2023.
Unrecognized Tax Benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2023	2022	2021
Balance, January 1	$589	$580	$427
Additions for tax positions of the current year	13	24	17
Additions for tax positions of prior years	22	32	179
Reductions for tax positions of prior years	(56)	(45)	(34)
Settlements during the period (1)	(188)	(1)	(7)
Lapses of applicable statute of limitation	—	(1)	(2)
Balance, December 31	$380	$589	$580
(1) During the fourth quarter of 2023, the Company resolved a number of disputed tax positions with the U.S. and other tax authorities. The Company had previously recorded reserves for the risk associated with these tax positions, and the settlement of these matters resulted in a reduction in the Company's unrecognized tax benefits, which is shown in the table above.
Interest and penalties associated with unrecognized tax benefits resulted in a net benefit of $12 million, net expense of $24 million and $14 million in December 31, 2023, 2022 and 2021, respectively. We have accrued a total of $78 million, $90 million and $66 million at December 31, 2023, 2022 and 2021, respectively.
It is reasonably possible that certain unrecognized tax benefits of $30 million could be settled with various related jurisdictions during the next 12 months.
We are in various stages of tax disputes (including audits, appeals and litigation) with certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. We are no longer subject to any significant tax disputes (including audits, appeals and litigation) for the years before 2010 relating to US Federal income taxes and for the years before 2003 relating to any state, local or foreign income taxes.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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

(14)    SEGMENT INFORMATION
Our reportable segments are based upon geographic region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our operating segments. Each segment manufactures home appliances and related components, but serves strategically different marketplaces. The chief operating decision maker, who is the Company's Chairman and Chief Executive Officer, evaluates performance based upon each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any.
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
Sales to Lowe's, a North American retailer, represented approximately 13%, 14%, and 13% of our consolidated net sales in 2023, 2022 and 2021, respectively. Lowe's represented approximately 38% and 37% of our consolidated accounts receivable as of December 31, 2023 and 2022, respectively.
The United States individually comprised at least 10% of consolidated net sales in 2023, 2022 and 2021 in the amounts of $10.5 billion, $10.5 billion and $11.5 billion, respectively.
The following table summarizes the countries that represent at least 10% of consolidated long-lived assets for the years ended December 31, 2023 and 2022. Long-lived assets includes property, plant and equipment and right-of-use assets at December 31, 2023 and 2022.

Millions of dollars	United States	Mexico	All Other Countries	Total
2023
Long-lived assets	$1,829	$429	$698	$2,956

Millions of dollars	United States	Mexico	All Other Countries	Total
2022
Long-lived assets	$1,742	$389	$662	$2,793

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2023	$11,428	$3,601	$3,408	$1,018	$—	$19,455
2022	11,474	4,023	3,127	1,100	—	19,724
2021	12,491	5,088	3,167	1,239	—	21,985
Intersegment sales
2023	$210	$81	$1,530	$43	$(1,864)	$—
2022	261	85	1,494	42	(1,882)	—
2021	312	102	1,277	252	(1,943)	—
Depreciation and amortization
2023	$212	$4	$66	$21	$58	$361
2022	198	134	65	20	58	475
2021	175	168	63	26	62	494
EBIT
2023	$1,104	$56	$204	$27	$(475)	$916
2022	1,319	(58)	200	54	(2,571)	(1,056)
2021	2,220	100	265	66	(152)	2,499
Total assets
2023	$11,061	$916	$4,861	$1,531	$(1,057)	$17,312
2022	10,913	5,240	4,343	1,516	(4,888)	17,124
2021	7,980	10,210	4,716	1,565	(4,186)	20,285
Capital expenditures
2023	$227	$107	$134	$9	$72	$549
2022	238	132	121	27	52	570
2021	169	152	133	30	41	525

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Assets of $3.3 billion and $3.4 billion associated with our European major domestic appliance business has been classified as assets held for sale and recorded at fair value less costs to sell at December 31, 2023 and December 31, 2022, respectively. Temporary fluctuations in regional assets have occurred due to intercompany activity required by the expected contribution of the European major domestic appliance business. These changes are eliminated at the total entity level.
Assets of $3.0 billion were acquired in connection with the InSinkErator acquisition which increased the total assets of North America operating segment during the fourth quarter of 2022.
For additional information, see Notes 10 and 15 to the Consolidated Financial Statements.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Twelve Months Ended December 31,
in millions	2023	2022	2021
Items not allocated to segments:
Restructuring costs	$(16)	$(21)	$(38)
Gain (loss) on previously held equity interest	—	—	42
Gain (loss) on sale and disposal of businesses	(106)	(1,869)	107
Impairment of goodwill, intangibles and other assets	—	(396)	—
Product warranty and liability income (expense)	—	—	9
Legacy EMEA legal matters	(94)	—	—
Corporate expenses and other	(259)	(285)	(272)
Total other/eliminations	$(475)	$(2,571)	$(152)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Statements of Income (Loss) is shown in the table below for the periods presented:

	Twelve Months Ended December 31,
in millions	2023	2022	2021
Operating profit	$1,015	$(1,056)	$2,348
Interest and sundry (income) expense	71	(19)	(159)
Equity method investment income (loss), net of tax	(28)	(19)	(8)
Total EBIT	$916	$(1,056)	$2,499
Interest expense	351	190	175
Income tax expense	77	265	518
Net earnings (loss)	$488	$(1,511)	$1,806
Less: Net earnings (loss) available to noncontrolling interests	7	8	23
Net earnings (loss) available to Whirlpool	$481	$(1,519)	$1,783
Subsequent Events
Effective January 1, 2024, we reorganized our operating segment structure to better represent the revised structure within our portfolio transformation, including a greater focus on our strong value-creating small domestic appliance business. The Company implemented this change to align with the Company's new operating structure, consistent with how the Company’s Chief Operating Decision Maker evaluates performance and allocates resources in accordance with ASC 280, Segment Reporting. Going forward the Company will conduct its business through five operating segments, which consist of MDA North America; MDA Europe, MDA Latin America; MDA Asia; and SDA Global. As of and for the year ended December 31, 2023, this reorganization has not yet been reflected within our financial statements.
The MDA Europe business will be deconsolidated upon the completion of the European contribution agreement transaction with Arcelik, and it does not qualify for reporting as discontinued operations. For additional information see Note 15 to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(15)    ACQUISITIONS AND DIVESTITURES
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
The Europe transaction is subject to certain closing conditions, including regulatory approvals from the European Commission, Germany, Austria and China, which have been received, and the UK which remains. On February 8, 2024, the U.K. Competition and Markets Authority (“CMA”) provisionally cleared the Transaction. The CMA is expected to issue its final decision by March 26, 2024. We are working diligently with all parties to close the transactions as soon as possible, and expect the transactions to be completed by April 2024.
Upon closing, the transaction will result in the deconsolidation of the European major appliances business. In connection with the sale, we recorded a loss on disposal of $1.5 billion in the fourth quarter of 2022. The loss included a write-down of the net assets of $1.2 billion of the disposal group to a fair value of $139 million and also includes $393 million of cumulative currency translation adjustments, $98 million release of other comprehensive loss on pension and $18 million of other transaction related costs. No goodwill is included in the disposal group.
We recorded a loss of $106 million related to the planned divestiture of our European major domestic appliance business for the twelve months ended December 31, 2023, inclusive of a gain of $180 million in the fourth quarter of 2023. These adjustments are primarily due to fair value fluctuations driven by seasonality of net working capital, partially offset by transaction costs. In the fourth quarter of 2022, we incurred a loss of $1.5 billion resulting in an aggregate loss on disposal of $1.6 billion for the transaction. This adjustment is recorded in the loss on sale and disposal of businesses and reflects transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which will continue to be evaluated each reporting period until completion of the transaction.
Both Whirlpool and the post-closing controlling interest shareholder will retain an option for Arcelik to purchase the remaining equity interest in a newly formed European appliance company for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.
The following table presents the carrying amounts of the major classes of the disposal group's assets and liabilities as of December 31, 2023 and 2022, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
Millions of dollars	2023	2022
Carrying amounts of major classes of assets
Current Assets
Cash and cash equivalents	$97	$94
Accounts receivable, net of allowance of $28 and $32, respectively	578	667
Inventories	589	650
Prepaid and other current assets	94	145
Total current assets	1,358	1,556
Property, net of accumulated depreciation of $1,442 and $1,648, respectively	952	822
Right of use assets	162	163
Other intangibles, net of accumulated amortization of $149 and $141, respectively	286	279
Deferred income taxes	574	610
Other noncurrent assets	13	17
Total noncurrent assets	1,987	1,891
Total assets	$3,345	$3,447
Carrying amounts of major classes of liabilities
Current liabilities
Accounts payable	$1,266	$1,394
Accrued expenses	218	152
Accrued advertising and promotions	171	172
Employee compensation	120	107
Notes payable	4	3
Other current liabilities	97	125
Total current liabilities	1,876	1,953
Noncurrent liabilities
Long-term debt	—	2
Pension benefits	168	122
Lease liabilities	132	131
Other noncurrent liabilities	87	88
Total noncurrent liabilities	387	343
Total liabilities	$2,263	$2,296

Total net assets of the disposal group classified as held for sale	$1,082	$1,151

Assets held for sale	Fair value of interest retained	$144	$139
Liabilities held for sale	Cumulative currency translation adjustment and Other comprehensive income on pension	$587	$490

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes European major appliances business' earnings (loss) available to Whirlpool before income taxes for the twelve months ended December 31, 2023, 2022 and 2021, respectively:

	Twelve Months Ended December 31,
in millions	2023	2022	2021
Earnings (loss) before income taxes	$28	$(106)	$(46)
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
On October 31, 2022, we completed the acquisition of the InSinkErator business pursuant to the terms of the Purchase Agreement. We used the net proceeds from a $2.5 billion borrowing under our delayed draw term loan facility and $500 million of cash on hand to fund the acquisition. See Note 6 to the Consolidated Financial Statements for additional information about the term loan facility.
Purchase Price Allocation
The acquisition has been accounted for as a business combination under the acquisition method of accounting. This requires allocation of the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, including goodwill and other intangible assets. The Company has finalized third-party valuations for the purchase price allocation and the measurement period for any further purchase accounting adjustment has elapsed.
The following table presents the final allocation of purchase price related to the InSinkErator acquisition, as of December 31, 2023. Purchase accounting adjustments recorded in 2023 were not material.

(in millions)	Amount
Cash and cash equivalents	$7
Receivables, net	74
Inventories	93
Other current assets	1
Property, plant and equipment, net	173
Goodwill	1,153
Other intangible assets	1,630
Other assets	10
Accounts payable	49
Accrued expenses	26
Other current liabilities	34
Deferred income taxes	1
Other long-term liabilities	10
Total Purchase Consideration	$3,021

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
For additional information see Note 10 to the Consolidated Financial Statements.
The majority of the intangible asset valuation relates to the InSinkErator brand, which is an indefinite lived intangible. The Company’s assessment as to trademarks having an indefinite life was based on a number of factors, including the competitive environment, market share, brand reputation for quality and performance and product life cycles. The customer relationship intangibles of InSinkErator were mainly allocated to its traditional trade distributors, which have an estimated useful life of up to 16 years based on low historical and projected customer attrition rates among its retailers. The finite-lived intangible assets will be amortized using a straight-line method.
Goodwill of $1.1 billion which is not deductible for tax purposes, arose from this transaction and is allocated to the North America reportable segment, and consists of expected future economic benefits arising from expected future product sales, value creation opportunities, operating efficiencies and other synergies that might result from the acquisition. The allocation has been made on the basis that the anticipated synergies identified will primarily benefit this reportable segment.
During the year ended December 31, 2022, we incurred transaction and other costs in connection with the acquisition of approximately $44 million which are included in Selling, general and administrative expense in our Consolidated Statements of Income (Loss).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Latin America planned sale of Brastemp water filtration subscription business
On January 16, 2024, the Company entered into a share purchase agreement with a third-party buyer to sell the Company's Brastemp-branded water filtration subscription business in the Latin America region. The completion of the transaction is contingent upon regulatory approvals and other customary closing conditions, and is anticipated to occur in 2024.
The disposal group met the criteria of held for sale at December 31, 2023. The carrying amounts of the disposal group's assets and liabilities as of December 31, 2023, and 2022, respectively, are immaterial. The disposal group's earnings (loss) available to Whirlpool before income taxes for the twelve months ended December 31, 2023, 2022, and 2021, respectively, are also immaterial.
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
For additional information see Note 10 to the Consolidated Financial Statements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
See Note 10 to the Consolidated Financial Statements for additional information.

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management's annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management's assessment of the effectiveness of our internal control over financial reporting as part of this report. Management's report is included on page 132 of this report under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.
Our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 133 of this report under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in ITEM 1 of PART I of this report under "Information About Our Executive Officers."
Information regarding the background of the directors, matters related to the Audit Committee, and the process by which our shareholders may recommend nominees to our Board of Directors can be found under the captions "Directors and Nominees for Election as Directors," "Board of Directors and Corporate Governance - Board of Directors and Committees," "Board of Directors and Corporate Governance - Committee Member Independence and Expertise," "Audit Committee Report" and "Board of Directors and Corporate Governance - Director Nominations by Stockholders" in the proxy statement, which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2023 ("Proxy Statement").
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

Investor Relations
Whirlpool Corporation
2000 North M-63
Mail Drop 2609
Benton Harbor, MI 49022-2692
Email: investor_relations@whirlpool.com
Whirlpool has also adopted Corporate Governance Guidelines and written charters for its Audit, Finance, Human Resources and Corporate Governance and Nominating Committees, all of which are posted on our website: whirlpoolcorp.com (scroll to the bottom of the main page and click on "Policies and Guidelines"). Stockholders may request a free copy of the charters and guidelines from the address or email address set forth above.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding compensation of our executive officers and directors can be found under the captions "Non-employee Director Compensation," "Compensation Discussion and Analysis," "2023 Executive Compensation Tables," "Pay Ratio Disclosure," "Compensation Risk Assessment," and "Human Resources Committee Interlocks and Insider Participation" in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption "Human Resources Committee Report" in the Proxy Statement, which is incorporated herein by reference; however, such information is only "furnished" hereunder and not deemed "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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
(a) The following documents are filed as a part of this report:
1. Financial statements
2. Financial Statement Schedules - "Schedule II - Valuation and Qualifying Accounts" is contained on page 138 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b) The exhibits listed in the "Exhibit Index" is contained on page 123 of this report.
(c) Individual financial statements of the registrant's affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

ITEM 16.	Form 10-K Summary
None.

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(b)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2023

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

3(ii)	By-laws of Whirlpool Corporation (as of February 20, 2023) [Incorporated by reference from Exhibit 3.1 to the Company's Form 8-K (Commission file number 1-3932) filed February 21, 2023]

4(i)	The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of each issue of long-term debt of the registrant and its subsidiaries.

4(ii)	Indenture dated as of April 15, 1990 between Whirlpool Corporation and Citibank, N.A. [Incorporated by reference from Exhibit 4(a) to the Company's Registration Statement on Form S-3 (Commission file number 33-40249) filed on May 6, 1991]

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

10(iii)(hh)
Business Confidentiality, Cooperation, Termination, Settlement and Release Agreement dated March 24, 2023 between the Company and João Brega (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on March 30, 2023]

10(iii)(ii)
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
Amendment dated February 14, 2022 to the Whirlpool Corporation Supplemental Executive Retirement Plan (Z) [Incorporated by reference from Exhibit 10.6 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(tt)
Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2023) (Z) [Incorporated by reference from Exhibit 10(iii)(tt) to the Company's annual report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2022]

10(iii)(uu)
Waiver and Release Agreement effective March 16, 2023 by and between the Company and Joseph T. Liotine (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on March 22, 2023]

10(iii)(vv)
Agreement for the Binding Exercise of the Position of Member of the Board of Directors and Non Compete dated March 24, 2023 between Whirlpool S.A. and João Brega (Z) [Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (Commission file number 1-3932) filed on March 30, 2023]

10(iii)(ww)	Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 20, 2023]

10(iii)(xx)
Amendment No. 1 to The Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan effective August 14, 2023 (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2023]

10(iii)(yy)
Amendment No. 2 to The Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan effective August 14, 2023 (Z) [Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2023]

10(iii)(zz)
Amendment No. 1 to The Whirlpool Corporation Executive Deferred Savings Plan II effective August 14, 2023 (Z) [Incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2023]

10(iii)(aaa)
Amendment No. 2 to The Whirlpool Corporation Executive Performance Excellence Plan effective August 14, 2023 (Z) [Incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2023]

10(iii)(bbb)
Amendment No. 2 to The Whirlpool Corporation Performance Excellence Plan effective August 14, 2023 (Z) [Incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2023]

18.1	Letter from Ernst & Young LLP dated April 22, 2021 [Incorporated by reference from Exhibit 18.1 to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2021]

21*	List of Subsidiaries

22*
List of Guarantors and Subsidiary Issuers of Guaranteed Securities [Incorporated by reference from Exhibit 22 to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2022]

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Whirlpool Corporation Policy for Recovery of Erroneously Awarded Compensation

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed Herewith
** Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementary copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)
By:	/s/ JAMES W. PETERS	February 14, 2024
James W. Peters Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MARC R. BITZER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Marc R. Bitzer

/s/ JAMES W. PETERS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James W. Peters

/s/ CHRISTOPHER S. CONLEY	Vice President and Corporate Controller (Principal Accounting Officer)
Christopher S. Conley

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GREG CREED*	Director
Greg Creed

DIANE M. DIETZ*	Director
Diane M. Dietz

GERRI T. ELLIOTT*	Director
Gerri T. Elliott

JENNIFER A. LACLAIR*	Director
Jennifer A. LaClair

JOHN D. LIU*	Director
John D. Liu

JAMES M. LOREE*	Director
James M. Loree

HARISH MANWANI*	Director
Harish Manwani

PATRICIA K. POPPE*	Director
Patricia K. Poppe

LARRY O. SPENCER*	Director
Larry O. Spencer

MICHAEL D. WHITE*	Director
Michael D. White

RUDY WILSON*	Director
Rudy Wilson

*By:	/s/ JAMES W. PETERS	Attorney-in-Fact	February 14, 2024
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
February 14, 2024

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
The management of Whirlpool assessed the effectiveness of Whirlpool's internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2023.
Whirlpool's independent registered public accounting firm has issued an audit report on its assessment of Whirlpool's internal control over financial reporting. This report appears on page 137.

/s/ MARC R. BITZER	/s/ JAMES W. PETERS
Marc R. Bitzer	James W. Peters
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 14, 2024	February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Whirlpool Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2024 expressed an unqualified opinion thereon.

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

Valuation of Maytag and InSinkErator Indefinite Lived Intangible Assets

Description of the Matter
At December 31, 2023, the balance of the Maytag and InSinkErator indefinite lived intangible assets was $1 billion and $1.3 billion, respectively. As discussed in Note 1, Note 5, and Note 10 to the consolidated financial statements, indefinite lived intangible assets are tested for impairment at least annually or when impairment indicators are present at the intangible asset level.

Auditing management’s assessment of the estimated fair value of the Maytag and InSinkErator indefinite lived intangible assets was complex and required the involvement of valuation specialists due to the judgmental nature of the assumptions used in the valuation process. The fair value estimate was sensitive to significant assumptions including future revenue, royalty rate and discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite lived intangible asset fair value assessment process. This included testing controls over management’s review over the projected financial information and significant assumptions used in the valuation model as well as controls over the carrying value of the Maytag and InSinkErator indefinite lived intangibles.

To test the estimated fair value of the Maytag and InSinkErator indefinite lived intangible assets, we performed audit procedures that included, among others, assessing methodologies used in the model and testing the significant assumptions discussed above. This included comparing the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the reasonableness of management’s projections used in the fair value calculation and obtained support for initiatives supporting these projections. We also compared previous forecasts to actual results to assess management’s forecasting process. To assess the discount rate, we reviewed the methodology used by the Company and considered each input relative to current economic factors.

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

Valuation of Unrecognized Income Tax Benefits

Description of the Matter
As of December 31, 2023, the Company has Unrecognized Income Tax Benefits of $380 million as described in Note 13 to the consolidated financial statements. The Company records the benefits of an uncertain tax position in the consolidated financial statements after determining it is more likely than not that the uncertain tax position will be sustained upon examination based on its technical merits.

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

Revenue Recognition - Completeness and Valuation of Customer Sales Incentives (Promotions Liabilities)

Description of the Matter
As of December 31, 2023, the Company’s accrued promotional liability was $603 million. As discussed in Note 2 to the consolidated financial statements, the Company recognizes a reduction to revenue and a corresponding accrued promotional liability based on the amount of customer sales incentives to be paid to trade customers. This estimate is accounted for as a reduction to revenue in the period incurred and primarily calculated using the expected value method.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the completeness and valuation of the reduction to revenue and corresponding promotional liability. For example, we tested controls over management’s review of adjustments to the accrual, as well as their review of significant assumptions to the accrual.

Our audit procedures over completeness and valuation included, among others, testing a sample of key inputs to the promotional liability, including reviewing key customer contractual agreements and third-party sales data. We performed testing over activity subsequent to the balance sheet date to determine the impact, if any, these items have on the 2023 financial statements. In addition, to assess management’s estimation accuracy, we perform a lookback analysis which compares the amount accrued in the prior year to the amount subsequently paid.

We also performed analytical procedures on a disaggregated level and performed inquiries of sales personnel and key finance management personnel.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1927.

Chicago, Illinois
February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Whirlpool Corporation

Opinion on Internal Control over Financial Reporting
We have audited Whirlpool Corporation's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Whirlpool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 14, 2024 expressed an unqualified opinion thereon.

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
February 14, 2024

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2023, 2022 and 2021
(Millions of dollars)

Description	Balance at Beginning of Period	Charged to Cost and and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2023:	$49	$1	$(3)	$47
Year Ended December 31, 2022:	97	7	(55)	49
Year Ended December 31, 2021:	132	6	(41)	97
Deferred tax valuation allowance (2)
Year Ended December 31, 2023:	$412	$78	$—	$490
Year Ended December 31, 2022:	195	222	(5)	412
Year Ended December 31, 2021:	214	(20)	1	195
(1)With respect to allowance for doubtful accounts, the amounts represent accounts charged off, net of translation adjustments and transfers. Recoveries were nominal for 2023, 2022 and 2021.
(2)For additional information about our deferred tax valuation allowances, refer to Note 13 to the Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]