Form 10-Q
period 2024-03-31
WHIRLPOOL CORP /DE/
filed 2024-04-25
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 19, 2024
Common stock, par value $1.00 per share	54,635,670

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2024

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring expectations, productivity, raw material prices and related costs, supply chain, portfolio transformation expectations, asset impairment, litigation, ESG efforts, debt repayment expectations, and the impact of COVID-19 and the Russia/Ukraine, Israel and Red Sea conflicts on our operations. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business objectives and leverage its global operating platform, and accelerate the rate of innovation; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past acquisitions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) COVID-19 pandemic, other public health emergency-related business disruptions and economic uncertainty; (10) Whirlpool's ability to navigate risks associated with our presence in emerging markets; (11) risks related to our international operations; (12) Whirlpool's ability to respond to unanticipated social, political and/or economic events; (13) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (14) product liability and product recall costs; (15) Whirlpool's ability to attract, develop and retain executives and other qualified employees; (16) the impact of labor relations; (17) fluctuations in the cost of key materials (including steel, resins, base metals) and components and the ability of Whirlpool to offset cost increases; (18) Whirlpool's ability to manage foreign currency fluctuations; (19) impacts from goodwill impairment and related charges; (20) triggering events or circumstances impacting the carrying value of our long-lived assets; (21) inventory and other asset risk; (22) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (23) litigation, tax, and legal compliance risk and costs; (24) the effects and costs of governmental investigations or related actions by third parties; (25) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, and taxes and tariffs; (26) Whirlpool's ability to respond to the impact of climate change and climate change regulation; and (27) the uncertain global economy and changes in economic conditions.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2024	2023
Net sales	$4,490	$4,649
Expenses
Cost of products sold	3,848	3,886
Gross margin	642	763
Selling, general and administrative	477	487
Intangible amortization	11	11
Restructuring costs	23	—
Loss (gain) on sale and disposal of businesses	247	222
Operating (loss) profit	(116)	43
Other (income) expense
Interest and sundry (income) expense	(29)	77
Interest expense	90	75
Earnings (loss) before income taxes	(177)	(109)
Income tax expense (benefit)	76	68
Equity method investment income (loss), net of tax	—	1
Net earnings (loss)	(253)	(176)
Less: Net earnings (loss) available to noncontrolling interests	6	3
Net earnings (loss) available to Whirlpool	$(259)	$(179)
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$(4.72)	$(3.27)
Diluted net earnings (loss) available to Whirlpool	$(4.72)	$(3.27)
Dividends declared	$1.75	$1.75
Weighted-average shares outstanding (in millions)
Basic	54.9	54.8
Diluted	54.9	54.8

Comprehensive income (loss)	$(250)	$(177)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,231	$1,570
Accounts receivable, net of allowance of $49 and $47, respectively	1,707	1,529
Inventories	2,381	2,247
Prepaid and other current assets	646	717
Assets held for sale	227	144
Total current assets	6,192	6,207
Property, net of accumulated depreciation of $5,322 and $5,259, respectively	2,240	2,234
Right of use assets	859	721
Goodwill	3,328	3,330
Other intangibles, net of accumulated amortization of $449 and $440, respectively	3,115	3,124
Deferred income taxes	1,283	1,317
Other noncurrent assets	353	379
Total assets	$17,370	$17,312
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,404	$3,598
Accrued expenses	459	491
Accrued advertising and promotions	446	603
Employee compensation	152	238
Notes payable	500	17
Current maturities of long-term debt	500	800
Other current liabilities	512	614
Liabilities held for sale	577	587
Total current liabilities	6,550	6,948
Noncurrent liabilities
Long-term debt	6,674	6,414
Pension benefits	136	147
Postretirement benefits	105	107
Lease liabilities	759	612
Other noncurrent liabilities	536	547
Total noncurrent liabilities	8,210	7,827
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 114 million shares issued, respectively, and 55 million and 55 million shares outstanding, respectively	114	114
Additional paid-in capital	3,448	3,078
Retained earnings	8,004	8,358
Accumulated other comprehensive loss	(2,157)	(2,178)
Treasury stock, 60 million and 60 million shares, respectively	(7,055)	(7,010)
Total Whirlpool stockholders' equity	2,354	2,362
Noncontrolling interests	256	175
Total stockholders' equity	2,610	2,537
Total liabilities and stockholders' equity	$17,370	$17,312

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2024	2023
Operating activities
Net earnings (loss)	$(253)	$(176)
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	89	89
Loss (gain) on sale and disposal of businesses	247	222
Changes in assets and liabilities:
Accounts receivable	(266)	(155)
Inventories	(113)	(284)
Accounts payable	(236)	(24)
Accrued advertising and promotions	(199)	(229)
Accrued expenses and current liabilities	(122)	99
Taxes deferred and payable, net	65	43
Accrued pension and postretirement benefits	(8)	(14)
Employee compensation	(64)	3
Other	(13)	(51)
Cash provided by (used in) operating activities	(873)	(477)
Investing activities
Capital expenditures	(115)	(96)
Acquisition of businesses, net of cash acquired	—	(14)
Cash provided by (used in) investing activities	(115)	(110)
Financing activities
Net proceeds from borrowings of long-term debt	300	303
Net proceeds (repayments) of long-term debt	(300)	(250)
Net proceeds (repayments) from short-term borrowings	501	9
Dividends paid	(95)	(97)
Repurchase of common stock	(50)	—
Sale of minority interest in subsidiary	462	—
Common stock issued	—	1
Other	—	(4)
Cash provided by (used in) financing activities	818	(38)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	27
Less: change in cash classified as held for sale	(149)	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	(339)	(599)
Cash, cash equivalents and restricted cash at beginning of year	1,570	1,958
Cash, cash equivalents and restricted cash at end of period	$1,231	$1,359

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2023.
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
Risks and Uncertainties
Macroeconomic volatility, as well as ongoing international conflicts, continues to impact countries across the world, and the duration and severity of the effects are currently unknown. During the quarter, we continued experiencing some disruption from these conflicts, primarily in Europe due to the conflict in Ukraine. The duration and severity of the effects on our business and the global economy are inherently unpredictable. We have some sales and distribution operations in Ukraine; however, the revenues and net assets are not material to our Major Domestic Appliances Europe ("MDA Europe") operating segment and consolidated results. Our Ukraine business was part of the major domestic appliance European transaction, which was completed on April 1, 2024. For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at March 31, 2024.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after April 25, 2024, including those resulting from the impacts of macroeconomic volatility, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and InSinkErator trademarks continue to be at risk at March 31, 2024. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.
The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively affect revenues for the Maytag and InSinkErator trademarks, but we remain committed to the strategic actions necessary to realize the long-term forecasted revenues and profitability of these trademarks.

A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance for our Maytag and InSinkErator trademarks, among other factors, as a result of the macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the first quarter of 2024.
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
In addition, potential future economic deterioration brought on by the pandemic, ongoing international conflicts, and related sanctions or other factors, such as potential sales of businesses and new tax legislation may negatively impact the realizability and/or valuation of certain deferred tax assets.
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of March 31, 2024 and December 31, 2023, these arrangements include residual value guarantees of up to approximately $378 million and $378 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
The majority of these leases are classified as operating leases. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. The leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Condensed Balance Sheets. Rental payments are calculated at the applicable reference rate plus an additional amount based on the terms of the lease. The impact to the Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Comprehensive Income (Loss) is nominal.
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
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. For certain arrangements, the Company will guarantee receivables due from wholly-owned subsidiaries. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Condensed Balance Sheets. The following table summarizes the changes in outstanding obligations for the periods presented:

Millions of dollars	Outstanding Obligations
Confirmed obligations outstanding as of December 31, 2023	$843
Invoices confirmed during the period	641
Confirmed invoices paid during the period	(691)
Impact of foreign currency	(1)
Confirmed obligations outstanding as of March 31, 2024	$792
Obligations outstanding and activities during the period related to our European major domestic appliance business have been excluded from the table above. The obligations outstanding amounted to $395 million and $393 million as of March 31, 2024 and December 31, 2023, respectively.
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

Millions of dollars		March 31, 2024	December 31, 2023
Other noncurrent assets	Carrying value of equity interest	$189	$187
Accounts payable	Outstanding amounts due	$88	$91

Millions of dollars	Three Months Ended March 31,
	2024	2023
Purchases from Whirlpool China	$77	$59
The licensing revenue and outstanding accounts receivable from Whirlpool China and its subsidiaries are not material for the periods presented.
The market value of our 20% investment in Whirlpool China, based on the quoted market price, is $177 million as of March 31, 2024. Management has concluded that there are currently no indicators for an other-than-temporary impairment.
Related Parties
The Company has a controlling equity ownership of 87% in Elica PB India which is consolidated in Whirlpool Corporation's financial statements and is reported within our MDA Asia reportable segment. Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $28 million as of March 31, 2024 and $29 million as of December 31, 2023, respectively. Other assets or liabilities of Elica PB India are not material to the Consolidated Condensed Financial Statements of the Company for the periods presented.
Both Whirlpool India and the non-controlling interest shareholders retain an option for Whirlpool India to purchase the remaining equity interest in Elica PB India for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.

Accounting Pronouncements Issued But Not Yet Effective
In November 2023, the FASB issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This Update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update revise reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new standard.
In December 2023, the FASB issued Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This Update applies to all entities that are subject to Topic 740. The amendments in this Update revise income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new standard.
All other issued and not yet effective accounting standards are not relevant or material to the Company.
(2)    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. For additional information on the disaggregated revenues by operating segment, see Note 13 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
Millions of dollars	2024	2023
Major product categories:
Laundry	$1,264	$1,295
Refrigeration	1,254	1,372
Cooking	1,063	1,092
Dishwashing	428	432
Total major product category net sales	$4,009	$4,191
Spare parts and warranties	239	236
Other	242	222
Total net sales	$4,490	$4,649
Other revenue sources include primarily the revenues from the InSinkErator business, subscription arrangements and licenses.
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three months ended March 31, 2024.

Allowance for Expected Credit Losses and Bad Debt Expense
We estimate our expected credit losses and bad debt expense primarily by using an aging methodology and establish customer-specific reserves for higher risk trade customers. Our expected credit losses and bad debt expense are evaluated and controlled within each geographic region considering the unique credit risk specific to the country, marketplace and economic environment. We take into account past events, current conditions and reasonable and supportable forecasts in developing the reserve.

The following table summarizes our allowance for expected credit losses and bad debt expense by operating segment for the three months ended March 31, 2024:

Millions of dollars	December 31, 2023 (1)	Charged to Earnings	Write-offs	Foreign Currency	March 31, 2024
Accounts receivable allowance
MDA North America	$4	$—	$—	$—	$4
MDA Latin America	38	2	(1)	1	40
MDA Asia	3	—	—	—	3
SDA Global	2	—	—	—	2
Consolidated	$47	$2	$(1)	$1	$49
Financing receivable allowance
MDA Latin America	$29	$—	$—	$(1)	$28
Consolidated	$76	$2	$(1)	$—	$77
(1) Effective January 1, 2024, we reorganized our operating segment structure. All prior period amounts have been reclassified to conform with current period presentation. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.

(3)    INVENTORIES
The following table summarizes our inventories at March 31, 2024 and December 31, 2023:

Millions of dollars	March 31, 2024	December 31, 2023
Finished products	$1,858	$1,732
Raw materials and work in process	523	515
Total Inventories	$2,381	$2,247
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at March 31, 2024 and December 31, 2023:

Millions of dollars	March 31, 2024	December 31, 2023
Land	$29	$29
Buildings	940	893
Machinery and equipment	6,593	6,571
Accumulated depreciation	(5,322)	(5,259)
Property, plant and equipment, net	$2,240	$2,234
During the three months ended March 31, 2024, we disposed of land, buildings, machinery and equipment with a net book value of $2 million, compared to $1 million in the same period of 2023. The net gain on the disposals was not material for the three months ended March 31, 2024 and 2023, respectively.

(5)    FINANCING ARRANGEMENTS
Debt Offering
On February 22, 2024, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with SMBC Nikko Securities America, Inc., BNP Paribas Securities Corp., ING Financial Markets LLC, Mizuho Securities USA LLC, Scotia Capital (USA) Inc. and SG Americas Securities, LLC, as representatives of the several underwriters named therein, relating to the offering by the Company of $300 million aggregate principal amount of 5.750% Senior Notes due 2034 (the "Notes"), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-276169), and a preliminary prospectus supplement and prospectus supplement related to the offering of the Notes, each as previously filed with the Securities and Exchange Commission (the "Commission"). On February 27, 2024, the Company closed its offering of the Notes. The Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the Notes, together with cash on hand, to repay, at maturity, all $300 million aggregate principal amount of the Company's 4.000% Notes due March 1, 2024.

On February 22, 2023, the Company completed its offering of $300 million aggregate principal amount of 5.500% Senior Notes due 2033 (the “2033 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2033 Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank, National Association and Citibank, N.A.), as trustee. The sale of the 2033 Notes was made pursuant to the terms of an Underwriting Agreement, dated February 14, 2023, with BNP Paribas Securities Corp., ING Financial Markets LLC, Mizuho Securities USA LLC, SMBC Nikko Securities America, Inc. and SG Americas Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2033 Notes. The 2033 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2033 Notes to repay $250 million aggregate principal amount of 3.700% Notes which were paid on March 1, 2023, and for general corporate purposes.
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
The outstanding amount for this term loan at March 31, 2024 is $2.0 billion, of which $500 million is classified in current liabilities on the Consolidated Condensed Balance Sheet. The term loan facility is divided into two tranches: a $1 billion tranche with a maturity date of April 30, 2024, of which $500 million was repaid in December 2023 and the remaining $500 million was repaid in April 2024; and a $1.5 billion tranche with a maturity date of October 31, 2025.
The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over secured overnight financing rate ("SOFR") for the 18-month tranche (fully repaid as of April 2024) is 0.975%; (2) the spread over SOFR for the 3-year tranche is 1.225%; (3) the spread over prime for both tranches is zero; and (4) the ticking fee for both tranches is 0.125%, as of the date hereof.
The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the term loan agreement as of March 31, 2024.

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

The interest rate payable with respect to the Amended Long-Term Facility is based on the Company’s current debt rating, Term SOFR (Secured Overnight Financing Rate) + 1.125% interest rate margin per annum (with a 0.10% SOFR spread adjustment) or the Alternate Base Rate + 0.125% per annum, at the Company’s election.

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the Amended Long-Term Facility as of March 31, 2024.
In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $2.0 billion term loan, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $212 million at March 31, 2024 and $218 million at December 31, 2023, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2025.
We had $2.0 billion and $2.0 billion drawn on the committed credit facilities (representing amounts outstanding on the term loan facility) at March 31, 2024 and December 31, 2023, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at March 31, 2024 and December 31, 2023:

Millions of dollars	March 31, 2024	December 31, 2023
Commercial paper	$475	$—
Short-term borrowings due to banks	25	17
Total notes payable	$500	$17
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
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $131 million as of March 31, 2024 and $379 million as of December 31, 2023, respectively. The amount of cash proceeds received under these arrangements was $131 million and $51 million for the three months ended March 31, 2024 and 2023, respectively.

(6)    COMMITMENTS AND CONTINGENCIES
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales. Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at March 31, 2024. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.3 billion Brazilian reais (approximately $461 million at March 31, 2024).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 287 million Brazilian reais (approximately $58 million at March 31, 2024), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 338 million Brazilian reais (approximately $68 million at March 31, 2024). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Legacy MDA Europe Legal Matters
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France, including Whirlpool and Indesit. The FCA investigation was split into two parts, and in December 2018, we finalized a settlement with the FCA on the first part of the investigation. The second part of the FCA investigation, which is focused primarily on manufacturer interactions with retailers, is ongoing. The Company has agreed to a preliminary settlement range with the FCA and recorded a charge of approximately $69 million in the first half of 2023. The Company expects the settlement amount to be finalized in the first half of 2024, and for payment to be made to the FCA in 2024.

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

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2024	2023
Balance at January 1 (1)	$206	$190
Issuances/accruals during the period	72	58
Settlements made during the period/other	(80)	(56)
Liabilities classified to held for sale (1)	3	—
Balance at March 31	$201	$192
Current portion	$128	$131
Non-current portion	73	61
Total	$201	$192
(1) Starting from the fourth quarter of 2022, product warranty reserve, and subsequent movements of the reserve, of our European major domestic appliance business has been transferred to liabilities held for sale.

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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At March 31, 2024 and December 31, 2023, the guaranteed amounts totaled 1.2 billion Brazilian reais (approximately $246 million at March 31, 2024) and 1.3 billion Brazilian reais (approximately $273 million at December 31, 2023), respectively. The fair value of these guarantees were nominal at March 31, 2024 and December 31, 2023. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $2.9 billion at March 31, 2024 and $3.0 billion at December 31, 2023, respectively. Our total short-term outstanding bank indebtedness under guarantees (excluding those related to the European major domestic appliance business) was $25 million and $17 million at March 31, 2024 and December 31, 2023, respectively.

(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2024	2023	2024	2023	2024	2023
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	25	29	7	6	2	2
Expected return on plan assets	(37)	(36)	(6)	(6)	—	—
Amortization:
Actuarial loss	10	9	1	2	—	—
Prior service credit	—	—	—	—	—	(11)
Settlement and curtailment (gain) loss	—	—	—	—	—	—
Net periodic benefit cost (credit)	$(1)	$3	$3	$3	$2	$(9)

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2024	2023	2024	2023	2024	2023
Operating profit (loss)	$1	$1	$1	$1	$—	$—
Interest and sundry (income) expense	(2)	2	2	2	2	(9)
Net periodic benefit cost	$(1)	$3	$3	$3	$2	$(9)
401(k) Defined Contribution Plan
During the first quarter of 2024, we announced that the Company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees will be contributed in company stock starting from March 2024.

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at March 31, 2024 and December 31, 2023, respectively.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, or certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at March 31, 2024 and December 31, 2023.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of March 31, 2024 and December 31, 2023.

The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at March 31, 2024 and December 31, 2023. Hedge assets and liabilities of our European major domestic appliance business have been classified as held for sale and are excluded from the table below.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2024	2023	2024	2023	2024	2023		2024	2023
Derivatives accounted for as hedges(1)
Commodity swaps/options	$185	$193	$7	$4	$5	$9	(CF)	21	24
Foreign exchange forwards/options	981	952	7	1	12	31	(CF/NI)	15	15
Cross-currency swaps	618	618	5	5	69	79	(CF)	59	62
Total derivatives accounted for as hedges			$19	$10	$86	$119
Derivatives not accounted for as hedges
Commodity swaps/options	$—	$—	$—	$—	$—	$—	N/A	0	0
Foreign exchange forwards/options	318	1,569	—	13	2	9	N/A	7	10
Total derivatives not accounted for as hedges			—	13	2	9
Total derivatives			$19	$23	$88	$128

Current			$17	$22	$19	$46
Noncurrent			2	1	69	82
Total derivatives			$19	$23	$88	$128
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended March 31,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Millions of dollars		2024	2023
Cash flow hedges
Commodity swaps/options		$5	$—
Foreign exchange forwards/options		15	(20)
Cross-currency swaps		13	(1)
Interest rate derivatives		—	(1)
		$33	$(22)

		Three Months Ended March 31,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2024	2023
Commodity swaps/options	Cost of products sold	$(2)	$—
Foreign exchange forwards/options	Net sales	1	—
Foreign exchange forwards/options	Cost of products sold	(13)	(8)
Foreign exchange forwards/options	Interest and sundry (income) expense	—	9
Cross-currency swaps	Interest and sundry (income) expense	16	(7)
		$2	$(6)

		Three Months Ended March 31,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2024	2023
Foreign exchange forwards/options	Interest and sundry (income) expense	$(3)	$13
(2)Change in gain (loss) recognized in OCI (effective portion) for the three months ended March 31, 2024 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $(9) million and $5 million for the three months ended March 31, 2024 and 2023, respectively.
(3)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended March 31, 2024 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended March 31, 2024 and 2023. There were no hedges designated as fair value for the periods ended March 31, 2024 and 2023. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $7 million at March 31, 2024.
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

The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2024	2023	2024	2023	2024	2023	2024	2023
Short-term investments (1)	$692	$1,126	$416	$867	$276	$259	$692	$1,126
Net derivative contracts	—	—	—	—	(69)	(105)	(69)	(105)
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
During the first quarter of 2024, the fair value of the disposal group was updated based on working capital adjustments, cash flow assumptions and changes in discount rates. This updated assessment resulted in an estimated fair value of $227 million at March 31, 2024. The discounted cash flow analysis utilized a discount rate of 15.5%.
During the three months ended March 31, 2024, we recorded a loss of $247 million to the loss on sale and disposal of businesses. The adjustment reflects ongoing reassessment of the fair value less costs to sell of the disposal group and transaction costs. The transaction closed on April 1, 2024 and no further fair value adjustments are expected in subsequent quarters related to the contribution of our European major domestic appliance business.
During the three months ended March 31, 2023, we recorded an increase of $222 million to the loss on sale and disposal of businesses.
See Note 14 to the Consolidated Condensed Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $6.8 billion and $6.9 billion at March 31, 2024 and December 31, 2023, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2023	$2,537	$8,358	$(2,178)	$(3,932)	$114	$175
Comprehensive income (loss)
Net earnings (loss)	(253)	(259)	—	—	—	6
Other comprehensive income	3	—	3	—	—	—
Comprehensive income (loss)	(250)	(259)	3	—	—	6
Stock issued (repurchased)	(45)	—	—	(45)	—	—
Sale of minority interest in subsidiary	462	—	18	370	—	74
Dividends declared	(94)	(95)	—	—	—	1
Balances, March 31, 2024	$2,610	$8,004	$(2,157)	$(3,607)	$114	$256

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2022	$2,506	$8,261	$(2,090)	$(3,949)	$114	$170
Comprehensive income (loss)
Net earnings (loss)	(176)	(179)	—	—	—	3
Other comprehensive income	(1)	—	(1)	—	—	—
Comprehensive income (loss)	(177)	(179)	(1)	—	—	3
Stock issued (repurchased)	2	—	—	2	—	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2023	$2,234	$7,985	$(2,091)	$(3,947)	$114	$173
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2024			2023
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(29)	$—	$(29)	$(1)	$—	$(1)
Cash flow hedges	33	(9)	24	(16)	5	(11)
Pension and other postretirement benefits plans	10	(2)	8	13	(2)	11
Other comprehensive income (loss)	14	(11)	3	(4)	3	(1)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$14	$(11)	$3	$(4)	$3	$(1)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
There were no material net impacts of the reclassification adjustments out of accumulated other comprehensive income (loss) included in net earnings (loss) for the three months ended March 31, 2024.
Net earnings (loss) per Share
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2024	2023
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$(259)	$(179)
Denominator for basic earnings per share - weighted-average shares	54.9	54.8
Denominator for diluted earnings per share - adjusted weighted-average shares	54.9	54.8
Anti-dilutive stock options/awards excluded from earnings per share	1.2	0.9
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the three months ended March 31, 2024, we repurchased 456 thousand shares under the share repurchase program at an aggregate price of approximately $50 million. At March 31, 2024, there were approximately $2.5 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and have no expiration date.
(11)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans.
In March 2024, the Company committed to workforce reduction plans in the United States and globally, in an effort to reduce complexity and simplify our organizational model after the European major domestic appliance transaction. The workforce reduction plans included involuntary severance actions as of the end of the first quarter of 2024. Total expected costs for these actions is $23 million, of which we have incurred $14 million in employee termination costs and $9 million other associated costs within the first quarter. All of these costs will result in cash settlements primarily in 2024. The Company is currently evaluating certain follow-on restructuring actions for the remainder of 2024.
The following table summarizes the changes to our restructuring liability during the three months ended March 31, 2024:

Millions of Dollars	December 31, 2023	Charge to Earnings	Cash Paid	Non-Cash and Other	March 31, 2024
Employee Termination	$10	$14	$(14)	$—	$10
Other exit costs	—	9	—	—	9
Total	$10	$23	$(14)	$—	$19
The following table summarizes the restructuring charges by operating segment and Corporate for the periods presented:

Millions of dollars	Three Months Ended March 31
	2024	2023
MDA North America	$4	$—
MDA Latin America	3	—
MDA Asia	1	—
Corporate/Other	15	—
Total	$23	$—

(12)    INCOME TAXES
Income tax expense was $76 million for the three months ended March 31, 2024, compared to income tax expense of $68 million for the same period of 2023. The increase in tax expense is primarily due to the sale of minority shares in Whirlpool of India and related capital gains, and legal entity restructuring tax impacts.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2024	2023
Earnings (Loss) before income taxes	$(177)	$(109)

Income tax expense (benefit) computed at United States statutory tax rate	(37)	(23)
State and local taxes, net of federal tax benefit	(1)	1
Valuation allowances	19	4
Audit and Settlements	2	20
U.S. foreign income items, net of credits	(13)	2
Sale of minority shares and capital gains	79	—
Legal Entity restructuring tax impact	(35)	—
Non deductible impairments	49	50
Non deductible fines and penalties	—	10
Other	13	4
Income tax expense (benefit) computed at effective worldwide tax rates	$76	$68
At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
Subsequent Events
On April 1, 2024, the Company completed its transaction with Arcelik related to its European and MENA businesses. The disposal group has been classified as held for sale starting from the fourth quarter of 2022, resulting in a cumulative loss from disposal of businesses of approximately $1.9 billion through the first quarter of 2024. For income tax purposes, some of these losses were not realizable by the Company until the transaction closed in the second quarter of 2024. In addition to income tax recorded to date, the Company estimates that it will record additional deferred tax assets of between $100 and $300 million, net of applicable reserves and valuation allowances, in the second quarter of 2024, as a result of closing the transaction with Arcelik. For additional information, see Note 14 to the Consolidated Condensed Financial Statements.

(13)    SEGMENT INFORMATION
Beginning January 1, 2024, we reorganized our operating segment structure to better represent the revised structure within our portfolio transformation, including a greater focus on our strong value creating small domestic appliance business. The Company implemented this change to align with the Company's new operating structure, consistent with how the Company’s Chief Operating Decision Maker evaluates performance and allocates resources in accordance with ASC 280, Segment Reporting. Our reportable segments consist of Major Domestic Appliances ("MDA") North America; MDA Europe, MDA Latin America; MDA Asia; and Small Domestic Appliances ("SDA") Global. All prior period amounts have been reclassified to conform with current period presentation.
The chief operating decision maker, who is the Company's Chairman and Chief Executive Officer, evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Intersegment sales are eliminated within each segment.
The MDA Europe business was deconsolidated upon the completion of the European contribution agreement transaction with Arcelik as of April 1, 2024. For additional information see Note 14 to the Consolidated Condensed Financial Statements.

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	MDA Asia	MDA Europe	SDA Global	Other / Eliminations	Total Whirlpool
Net sales
2024	$2,428	$837	$239	$804	$182	$—	$4,490
2023	2,641	747	245	846	170	—	4,649
Intersegment sales
2024	$33	$303	$10	$23	$10	$(379)	$—
2023	58	378	10	23	—	(469)	—
Depreciation and amortization
2024	$48	$18	$6	$—	$3	$14	$89
2023	49	17	5	—	3	15	89
EBIT
2024	$135	$65	$11	$(9)	$33	$(322)	$(87)
2023	266	36	8	(5)	19	(357)	(33)
Total assets
March 31, 2024	$10,447	$3,957	$1,149	$—	$1,404	$413	$17,370
December 31, 2023	10,217	4,037	1,054	685	1,134	185	17,312
Capital expenditures
2024	$42	$40	$3	$22	$2	$6	$115
2023	45	15	2	19	3	12	96

Assets of $3.5 billion and $3.3 billion associated with our European major domestic appliance business have been classified as assets held for sale and recorded at fair value less costs to sell at March 31, 2024 and December 31, 2023, respectively. See Note 14 to the Consolidated Condensed Financial Statements for additional information on the transaction.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended March 31,
in millions	2024	2023
Items not allocated to segments:
Restructuring charges	$(23)	$—
Legacy MDA Europe legal matters	—	(62)
(Loss) gain on sale and disposal of businesses	(247)	(222)
Corporate expenses and other	(52)	(73)
Total other/eliminations	$(322)	$(357)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended March 31,
in millions	2024	2023
Operating (loss) profit	$(116)	$43
Interest and sundry (income) expense	(29)	77
Equity method investment income (loss), net of tax	—	1
Total EBIT	$(87)	$(33)
Interest expense	90	75
Income tax expense	76	68
Net earnings (loss)	$(253)	$(176)
Less: Net earnings available to noncontrolling interests	6	3
Net earnings (loss) available to Whirlpool	$(259)	$(179)
14) ACQUISITIONS AND DIVESTITURES
European Major Domestic Appliance Business Held for Sale
On January 16, 2023, Whirlpool entered into a contribution agreement with Arçelik B.V. (“Arcelik”) to carve out and contribute our major domestic appliance European business operations into a newly formed European appliance company which constitutes a combination of Arcelik’s and Whirlpool's European businesses. Whirlpool will own approximately 25% and Arcelik will own approximately 75% of the European appliance company ("Beko"). The sale includes the Company's major domestic appliance business in Europe, including nine production sites.
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
The disposal group met the criteria for held for sale accounting during the fourth quarter of 2022. The operations of the European disposal group did not meet the criteria to be presented as discontinued operations.
Subsequent Events
On April 1, 2024, the parties closed the aforementioned contribution transaction and MENA sale. Upon closing in the second quarter of 2024, the transaction resulted in the deconsolidation of the European major appliances and MENA businesses. In connection with the transactions, we recorded a loss on disposal of $1.5 billion in the fourth quarter of 2022. The loss includes a write-down of the net assets of $1.2 billion of the disposal group to a fair value of $139 million and also includes $393 million of cumulative currency translation adjustments, $98 million release of other comprehensive loss on pension and $18 million of other transaction related costs. No goodwill is included in the disposal group.
We recorded an adjustment of $247 million for the three months ended March 31, 2024, resulting in a total loss of $1.9 billion for the transaction. These adjustments are recorded in the loss on sale and disposal of businesses and reflect transaction costs and ongoing reassessment of the fair value less costs to sell of the disposal group which has been evaluated each reporting period until completion of the transaction. No further material adjustments are expected in subsequent periods.
Both Whirlpool and Arcelik retain an option for Arcelik to purchase the remaining equity interest in Beko for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.

The European disposal group is classified as held for sale as of March 31, 2024 and the following table presents the carrying amounts of the major classes of the disposal group's assets and liabilities as of March 31, 2024 and December 31, 2023, respectively.

Millions of dollars	March 31, 2024	December 31, 2023
Carrying amounts of major classes of assets
Current Assets
Cash and cash equivalents (1)	$245	$97
Accounts receivable, net of allowance of $28 and $28, respectively	646	578
Inventories	555	589
Prepaid and other current assets	101	94
Total current assets	1,547	1,358
Property, net of accumulated depreciation of $1,370 and $1,442, respectively	952	952
Right of use assets	151	162
Other intangibles, net of accumulated amortization of $146 and $149, respectively	280	286
Deferred income taxes	553	574
Other noncurrent assets	34	13
Total noncurrent assets	1,970	1,987
Total assets	$3,517	$3,345
Carrying amounts of major classes of liabilities
Current liabilities
Accounts payable	$1,179	$1,266
Accrued expenses	208	218
Accrued advertising and promotions	122	171
Employee compensation	130	120
Notes payable	8	4
Other current liabilities	89	97
Total current liabilities	1,736	1,876
Noncurrent liabilities
Pension benefits	160	168
Lease liabilities	121	132
Other noncurrent liabilities	122	87
Total noncurrent liabilities	403	387
Total liabilities	$2,139	$2,263

Total net assets of the disposal group classified as held for sale	$1,378	$1,082

Assets held for sale	Fair value of consideration	$227	$144
Liabilities held for sale	Cumulative currency translation adjustment and Other comprehensive income on pension	$577	$587
(1) Cash and cash equivalents of the disposal group increased due to cash retained in Europe for certain contingencies and other retained liabilities.

The following table summarizes the MDA Europe's earnings (loss) available to Whirlpool before income taxes for the three months ended March 31, 2024 and March 31, 2023 respectively:

	Three Months Ended March 31,
in millions	2024	2023
Earnings (loss) before income taxes	$(9)	$—
Earnings (loss) before income taxes exclude intercompany other income and expense, which is eliminated at the Total Whirlpool level.
Whirlpool India share sale
On November 30, 2023, the Company announced its intention to enter into one or more transactions to sell up to 24% of the outstanding shares of its publicly listed Whirlpool of India Limited subsidiary (“Whirlpool India”) in 2024, and to retain a majority interest following completion of the sale.
On February 20, 2024, the Company’s wholly-owned subsidiary, Whirlpool Mauritius Limited (“Seller”), executed the sale of 30.4 million equity shares of Whirlpool India via an on-market trade. The sale, which was accounted for as an equity transaction, reduced Seller’s ownership in Whirlpool India from 75% to 51%, and generated proceeds of $462 million on settlement.
Latin America sale of Brastemp water filtration subscription business
On January 16, 2024, the Company entered into a share purchase agreement with a third-party buyer to sell the Company's Brastemp-branded water filtration subscription business in the Latin America region. The completion of the transaction is contingent upon regulatory approvals and other customary closing conditions, and is anticipated to occur in 2024. The disposal group met the criteria of held for sale at December 31, 2023. The carrying amounts of the disposal group's assets and liabilities as of December 31, 2023 are immaterial. The disposal group's earnings (loss) available to Whirlpool before income taxes for the three months ended March 31, 2024, and 2023, respectively, are also immaterial.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition of the Company and generally discusses the results of operations for the current three months ended period compared to the same prior-year period. MD&A is provided as a supplement to, and should be read in connection with, the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in this Form 10-Q.
Certain references to particular information in the Notes to the Consolidated Condensed Financial Statements are made to assist readers.
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool") is a leading kitchen and laundry appliance company, in constant pursuit of improving life at home and inspiring generations with our brands. The company is driving meaningful innovation to meet the evolving needs of consumers through its iconic brand portfolio, including Whirlpool, KitchenAid, JennAir, Maytag, Amana, Brastemp, Consul, and InSinkErator. In 2023, the Company reported approximately $19 billion in annual sales, 59,000 employees, and 55 manufacturing and technology research centers. Beginning January 1, 2024, we are conducting our business through five operating segments, which consist of Major Domestic Appliances ("MDA") North America; MDA Europe, MDA Latin America; MDA Asia; and Small Domestic Appliances ("SDA") Global.

OVERVIEW
Whirlpool delivered first-quarter GAAP net earnings (loss) available to Whirlpool of $(259) million (net earnings margin of (5.8)%), or $(4.72) per share, compared to GAAP net earnings (loss) available to Whirlpool of $(179) million (net earnings margin of (3.9)%), or $(3.27) per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $(873) million for the three months ended March 31, 2024, compared to $(477) million in the same prior year period and free cash flow (non-GAAP) of $(988) million, compared to free cash flow of $(573) million in the same prior year period.
Whirlpool delivered first-quarter ongoing (non-GAAP) earnings per share of $1.78 and ongoing EBIT margin of 4.3%, compared to $2.66 and 5.4% in the same prior-year period.
On a GAAP basis, net earnings margins were impacted by a non-cash charge related to the held for sale treatment for EMEA (see Note 14 for further information) and other EMEA transaction costs. On a GAAP and ongoing basis, quarterly results were impacted by negative price/mix, partially offset by cost takeout actions. On a GAAP basis net earnings were also impacted by higher income tax expense primarily due to the sale of minority shares in Whirlpool of India and related capital gains, and legal entity restructuring tax impacts. Ongoing earnings per share results were also impacted from tax benefits related to the closure of the Europe transaction.
We continue to take actions to deliver shareholder value as we navigate through a challenging macro environment, demonstrated by a strong cadence of new product introductions, and previously announced increase of MDA North America promotional program prices alongside $300 to $400 million of 2024 cost take out actions. We also completed a major milestone of our portfolio transformation, with the closing of the Europe transaction on April 1, 2024.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2024	2023	Better/(Worse) %
Net sales	$4,490	$4,649	(3.4)%
Gross margin	642	763	(15.9)
Selling, general and administrative	477	487	2.1
Restructuring costs	23	—	nm
Loss (gain) on sale and disposal of businesses	247	222	nm
Interest and sundry (income) expense	(29)	77	nm
Interest expense	90	75	(20.0)
Income tax expense (benefit)	76	68	(11.8)
Net earnings (loss) available to Whirlpool	$(259)	$(179)	(44.7)
Diluted net earnings (loss) available to Whirlpool per share (2)	$(4.72)	$(3.27)	(44.3)%
(1) Not meaningful ("nm")
(2) As a result of the GAAP earnings loss for the three months ended March 31, 2023, and March 31, 2024, respectively, the impact of antidilutive shares was excluded from the loss per share calculation on a GAAP basis.
Consolidated net sales decreased 3.4% for the three months ended March 31, 2024 compared to the same period in 2023. The decrease for the three months ended March 31, 2024 was primarily driven by unfavorable product price/mix, partially offset by favorable impacts of foreign currency and higher volume. Excluding the impact of foreign currency, net sales decreased 4.4% for the three months ended March 31, 2024, compared to the same period in 2023.
The consolidated gross margin percentage for the three months ended March 31, 2024 decreased to 14.3% compared to 16.4% in the same prior-year period. The decrease was primarily driven by unfavorable product price/mix, partially offset by favorable cost productivity.
Beginning January 1, 2024, we are conducting our business through five operating segments, which consist of Major Domestic Appliances ("MDA") North America; MDA Europe, MDA Latin America; MDA Asia; and Small Domestic Appliances ("SDA") Global. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
The following is a discussion of results for each of our operating segments. Each of our operating segments have been impacted by some disruptions in supply chains and distribution channels, among other macroeconomic impacts.

MDA NORTH AMERICA
Net Sales
Net sales decreased 8.1% for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily driven by unfavorable impacts of product price/mix and lower industry demand. Excluding the impact from foreign currency, net sales decreased 8.1% for the three months ended March 31, 2024, compared to the same period in 2023.

EBIT
EBIT decreased for the three months ended March 31, 2024 compared to the same period in 2023. The decrease for the three months ended was primarily due to unfavorable product price/mix, partially offset by cost takeout actions. EBIT margin was 5.6% for the three months ended March 31, 2024, compared to 10.1% for the same period in 2023.

MDA LATIN AMERICA
Net Sales
Net sales increased 12.0% for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to increased volume, partially offset by unfavorable impacts of product price/mix. Excluding the impact from foreign currency, net sales increased 8.4% for the three months ended March 31, 2024, respectively, compared to the same period in 2023.

EBIT
EBIT increased for the three months ended March 31, 2024 compared to the same period in 2023. The increase for the three months ended was primarily driven by cost take out actions, impact of foreign currency, raw material inflation and indirect tax benefit, partially offset by unfavorable product price/mix. EBIT margin was 7.8% for the three months ended March 31, 2024, compared to 4.8% for the same period in 2023.

MDA ASIA

Net Sales
Net sales decreased 2.4% for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to unfavorable impacts of product price/mix. Excluding the impact from foreign currency, net sales decreased 1.7% for the three months ended March 31, 2024 compared to the same period in 2023.
EBIT
EBIT increased for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily driven by favorable impacts of cost take out actions, partially offset by unfavorable product price/mix. EBIT margin was 4.6% for the three months ended March 31, 2024 compared to 3.3% for the same period in 2023.

MDA EUROPE
Net Sales
Net sales decreased 5.0% for the three months ended March 31, 2024, compared to the same period in 2023. The decrease was driven by lower volume, partially offset by favorable impacts of foreign currency. Excluding the impact from foreign currency, net sales decreased 6.9% for the three months ended March 31, 2024, compared to the same period in 2023.
EBIT
EBIT decreased for the three months ended March 31, 2024 compared to the same period in 2023. The decrease for the three months ended is driven by reduced volumes, increased infrastructure costs and unfavorable product price/mix, partially offset by decreased raw material inflation. EBIT margin was (1.1)% for the three months ended March 31, 2024, compared to (0.6)% for the same period in 2023.

SDA GLOBAL
Net Sales
Net sales increased 7.1% for the three months ended March 31, 2024 compared to the same period in 2023. The increase reflects higher volumes, partially offset by unfavorable impacts of product price/mix. Excluding the impact from foreign currency, net sales increased 6.5% for the three months ended March 31, 2024 compared to the same period in 2023.
EBIT
EBIT increased for the three months ended March 31, 2024 compared to the same period in 2023. The increase was driven by increased cost take out actions and decreased marketing spend, partially offset by unfavorable product price/mix. EBIT margin was 18.1% for the three months ended March 31, 2024 compared to 11.2% for the same period in 2023.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2024	As a % of Net Sales	2023 (1)	As a % of Net Sales
MDA North America	$186	7.6%	$192	7.3%
MDA Latin America	74	8.8	78	10.4
MDA Asia	25	10.4	26	10.6
MDA Europe	90	11.1	79	9.3
SDA Global	37	20.1	43	25.3
Corporate/other	65	—	69	—
Consolidated	$477	10.6%	$487	10.5%
(1) Effective January 1st, 2024, we reorganized our operating segment structure. All prior period amounts have been reclassified to conform with current period presentation. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
Consolidated selling, general and administrative expenses were flat for the three months ended March 31, 2024 compared to the same period in 2023.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred restructuring charges of $23 million for the three months ended March 31, 2024 compared to none for the same period in 2023. For additional information, see Note 11 to the Consolidated Condensed Financial Statements.

For the full year 2024, we expect to incur approximately $50 million of restructuring charges, of which substantially all will result in cash settlement.
(Gain) Loss on Sale and Disposal of Businesses
In the first quarter of 2024, we incurred a loss on sale and disposal of $247 million compared to $222 million in the same period of 2023. Both amounts were related to the divestiture of our European major domestic appliance business and were primarily due to fair value fluctuations driven by seasonality of net working capital, and transaction costs. The aggregate loss recorded for the European major domestic appliance transaction since the fourth quarter of 2022 is $1.9 billion.
For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Net interest and sundry expense decreased for the three months ended March 31, 2024 compared to the same period in 2023. The decrease is primarily due to reserves for legacy EMEA legal matters recorded in the prior year.
Interest Expense
Interest expense was $90 million for the three months ended March 31, 2024 compared to $75 million in the same period of 2023. The increase is primarily due to an increase in short-term debt and higher interest rates.
Income Taxes
Income tax expense was $76 million for the three months ended March 31, 2024 compared to income tax expense of $68 million in the same period of 2023. The increase for the three months ended March 31, 2024 is primarily due to the sale of 24% of the shares of Whirlpool of India and related capital gains, and legal entity restructuring tax impacts. For more information, see Note 12 to the Consolidated Condensed Financial Statements.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2023.
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and InSinkErator trademarks continue to be at risk at March 31, 2024. None of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.
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

Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, debt repayment, and returns to shareholders. As of March 31, 2024, we had $500 million of debt maturing within the next twelve months related to the first tranche of our term loan, which we repaid in April 2024.
On February 20, 2024, Whirlpool’s wholly-owned subsidiary, Whirlpool Mauritius Limited, executed the sale of 30.4 million equity shares of Whirlpool India via an on-market trade. The transaction reduced Whirlpool’s ownership in Whirlpool India from 75% to 51%, and generated sales proceeds of approximately $462 million on settlement. The Company used transaction proceeds to reduce debt.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.
Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.2 billion at March 31, 2024. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At March 31, 2024, we had cash or cash equivalents greater than 1% of our consolidated assets in Brazil (2.0%), India (1.6%) and the United States (1.2%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil and Mexico, which represented 1.5% and 1.1%, respectively. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility and a committed $2.5 billion term loan. There was $2.0 billion drawn on the committed credit facilities at March 31, 2024. In addition to these facilities, we have committed credit facilities in Brazil and India that provide borrowings up to approximately $212 million at March 31, 2024.
We were in compliance with our interest coverage ratio under the revolving credit facility and term loan as of March 31, 2024. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At March 31, 2024, we have $500 million of notes payable outstanding primarily under the revolving credit facility or commercial paper programs. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material impacts from customer insolvencies during the three months ended March 31, 2024, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.

Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2024	2023
Cash provided by (used in):
Operating activities	$(873)	$(477)
Investing activities	(115)	(110)
Financing activities	818	(38)
Effect of exchange rate changes	(20)	27
Less: (decrease) increase in cash classified as held for sale	(149)	(1)
Net change in cash, cash equivalents and restricted cash	$(339)	$(599)
Cash Flows from Operating Activities
More cash was used in operating activities during the three months ended March 31, 2024 compared to the same period in 2023. The increase in cash used in operating activities was primarily driven by lower cash earnings and fluctuations in working capital due to higher accounts receivable due to timing of shipments within the quarter and customer mix along with lower accounts payable due to reduced production volumes.
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
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2024 was comparable in each period and primarily reflects the impact of capital expenditures.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2024 increased compared to the same period in 2023 primarily due to increased short-term borrowings and the sale of minority interest shares in Whirlpool India.
Financing Arrangements
The Company had total committed credit facilities of approximately $5.7 billion at March 31, 2024. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had $2.0 billion drawn on the committed credit facilities (representing amounts drawn on the term loan) at March 31, 2024 and December 31, 2023, respectively, which were used to fund the InSinkErator acquisition in the fourth quarter of 2022.
For additional information about our financing arrangements, see Note 5 to the Consolidated Condensed Financial Statements.
Dividends
On February 19, 2024, our Board of Directors approved a quarterly dividend on our common stock of $1.75 per share.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2024, we had approximately $407 million outstanding under these agreements.
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
•Ongoing EBIT
•Ongoing earnings per diluted share
•Ongoing EBIT margin
•Sales excluding foreign currency
•Free cash flow
•Net debt leverage
Ongoing measures, including ongoing earnings per diluted share and ongoing EBIT, exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. EBIT margin is calculated by dividing EBIT by net sales. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. Management believes that Net Debt Leverage (Net Debt/Ongoing EBITDA) provides stockholders with a clearer basis to assess the Company's ability to pay off its incurred debt. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting.
Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. The Company provides free cash flow related metrics, such as free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control. Whirlpool does not provide a non-GAAP reconciliation for its other forward-looking long-term value creation and other goals, such as organic net sales, EBIT, and Net debt/Ongoing EBITDA, as such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the company’s control.

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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended March 31,
	2024	2023
Net earnings (loss) available to Whirlpool (1)	$(259)	$(179)
Net earnings (loss) available to noncontrolling interests	6	3
Income tax expense (benefit)	76	68
Interest expense	90	75
Earnings (loss) before interest & taxes	$(87)	$(33)
Restructuring expense (a)	23	—
Impact of M&A transactions (b)	259	222
Legacy MDA Europe legal matters (c)	—	62
Ongoing EBIT (2)	$195	$251
(1)Net earnings (loss) margin is approximately (5.8)% for the three months ended March 31, 2024 compared to (3.9)% in the same prior year period. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three months ended March 31, 2024 and March 31, 2023, respectively.
(2)Ongoing EBIT margin is approximately 4.3% for the three months ended March 31, 2024 compared to 5.4% in the same prior year period. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three months ended March 31, 2024 and March 31, 2023, respectively.

Ongoing Earnings Per Diluted Share Reconciliation	Three Months Ended March 31,
	2024	2023
Earnings (loss) per diluted share	$(4.72)	$(3.27)
Impact of M&A transactions (b)	4.72	4.05
Legacy MDA Europe legal matters (c)	—	1.14
Restructuring expense (a)	0.41	—
Income tax impact	—	(0.78)
Normalized tax rate adjustment (d)	1.37	1.54
Share count adjustment (e)	—	(0.02)
Ongoing earnings per diluted share	$1.78	$2.66

Free Cash Flow (FCF) Reconciliation: in millions	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Cash provided by (used in) operating activities	$(873)	$(477)
Capital expenditures	(115)	(96)
Free cash flow	$(988)	$(573)

Cash provided by (used in) investing activities	$(115)	$(110)
Cash provided by (used in) financing activities	$818	$(38)

Footnotes
(a) RESTRUCTURING EXPENSE - In March 2024, the Company committed to workforce reduction plans. $23 million was recorded during the first quarter, of which $14 million was employee termination costs and $9 million was other associated exit costs. For the full year 2024, we expect to incur approximately $50 million of restructuring charges.
(b) IMPACT OF M&A TRANSACTIONS - On January 16, 2023, we signed a contribution agreement to contribute our European major domestic appliance business into a newly formed entity with Arçelik. In connection with the transaction, we recorded a loss on disposal of $247 million for the three months ended March 31, 2024. Additionally, we incurred other unique transaction related costs related to portfolio transformation for a total of $12 million for the three months ended March 31, 2024. These transaction costs are recorded in Selling, General and Administrative expenses on our Consolidated Condensed Statements of Comprehensive Income (Loss).
During the first quarter of 2023 we recorded an adjustment of $222 million related to the loss on disposal for the European major domestic appliance business transaction.
(c) LEGACY MDA EUROPE LEGAL MATTERS - During the first quarter of 2023, the Company accrued $62 million related to the Competition Investigation and Trade Customer Insolvency matters of our European major domestic appliance business.
(d) NORMALIZED TAX RATE ADJUSTMENT - During the first quarter of 2024, the Company calculated a GAAP tax rate of 42.9%. Ongoing earnings per share was calculated using an adjusted tax rate of 0%, which excludes the non-tax deductible impact of M&A transactions of approximately $205 million recorded in the first quarter of 2024 The Company expects a full-year GAAP tax rate of approximately 25% and adjusted effective tax rate of approximately 0%.
During the first quarter of 2023, the Company calculated a GAAP tax rate between 14.0% and 16.0%. Ongoing earnings per share was calculated using an adjusted tax rate of 15.0%
(e) SHARE COUNT ADJUSTMENT - During the first quarter of 2024 and 2023, respectively, the net earnings (loss) available to Whirlpool was a loss. Consequently any increases in the number of shares within the denominator results in a lower loss per share and is therefore antidilutive. As a result, the shares are not included in the Company's ongoing earnings per diluted share calculation.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate our anticipated 2024 full-year GAAP tax rate of approximately 25% and adjusted tax rate of approximately 0%. We currently estimate earnings per diluted share for 2024 as follows:

2024
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2024	$5.00 - $7.00
Including:
Impact of M&A transactions	$5.00
Restructuring expense	$1.00
Normalized tax rate adjustment	$2.00

Industry Demand
MDA North America	0 - 2%
MDA Latin America	0 - 3%
MDA Asia	4 - 6%
SDA Global	2 - 4%
MDA Europe (Q1 Actuals)	(1)%
For the full-year 2024, we expect to generate cash from operating activities of approximately $1,150 - $1,250 million and free cash flow of approximately $550 - $650 million, including restructuring cash outlays of approximately $50 million and capital expenditures of approximately $600 million.

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

Millions of dollars	2024
Current Outlook
Cash provided by (used in) operating activities (1)	~1,150 - $1,250
Capital expenditures	~600
Free cash flow	~550 - $650
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
Antidumping Petitions
As previously reported, Whirlpool filed petitions in 2011 and 2015 alleging that Samsung, LG and Electrolux violated U.S. and international trade laws by dumping large residential washers into the U.S. Those petitions resulted in orders imposing antidumping duties on certain large residential washers imported from South Korea, Mexico, and China, and countervailing duties on certain large residential washers from South Korea. In March 2019, the order covering certain large residential washers from Mexico was extended for an additional five years, and is subject to an extension proceeding in 2024. In August 2022, the order covering certain large residential washers from China was extended for an additional five years.
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
There have been no material changes to our exposures to market risk since December 31, 2023.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
(b)Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading "Commitments and Contingencies" in Note 6 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report. Pursuant to SEC regulation, the Company will use a threshold of $1 million for purposes of determining whether disclosure of certain environmental proceedings covered by the regulation is required.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the three months ended March 31, 2024, we repurchased 455,952 shares under these programs at an aggregate price of approximately $50 million. At March 31, 2024, there were approximately $2.5 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2024:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2024 through January 31, 2024	—		—	$2,587
February 1, 2024 through February 29, 2024	455,952	$109.66	455,952	$2,537
March 1, 2024 through March 31, 2024	—		—	$2,537
Total	455,952	$109.66	455,952
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 2.1**	Deed of Amendment to Contribution Agreement dated March 28, 2024 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arcelik A.S., Beko B.V., and Beko Europe B.V.

Exhibit 4.1
Certificate of Designated Officers of Whirlpool Corporation, dated February 27, 2024 [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on February 27, 2024]

Exhibit 10.1*
Waiver and Release Agreement executed March 7, 2024 by and between the Company and Ava Harter [Incorporated by reference from Exhibit 10.1 to the Company's From 8-K (Commission file number 1-3932) filed on March 8, 2024]

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

*Management contract or compensatory plan or arrangement
** Amendments to certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedule amendments to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial and Administrative Officer
Date:	April 25, 2024