Form 10-Q
period 2024-06-30
WHIRLPOOL CORP /DE/
filed 2024-07-25
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 19, 2024
Common stock, par value $1.00 per share	54,894,402

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2024

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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Net sales	$3,989	$4,792	$8,478	$9,441
Expenses
Cost of products sold	3,363	3,976	7,211	7,862
Gross margin	626	816	1,267	1,579
Selling, general and administrative	394	476	871	963
Intangible amortization	7	10	17	21
Restructuring costs	50	9	73	9
Loss (gain) on sale and disposal of businesses	45	18	292	240
Operating profit	130	303	14	346
Other (income) expense
Interest and sundry (income) expense	7	10	(21)	87
Interest expense	93	89	183	164
Earnings (loss) before income taxes	30	204	(148)	95
Income tax expense (benefit)	(206)	114	(130)	182
Equity method investment income (loss), net of tax	(11)	(3)	(11)	(2)
Net earnings (loss)	225	87	(29)	(89)
Less: Net earnings (loss) available to noncontrolling interests	6	2	11	5
Net earnings (loss) available to Whirlpool	$219	$85	$(40)	$(94)
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$3.96	$1.56	$(0.75)	$(1.71)
Diluted net earnings (loss) available to Whirlpool	$3.96	$1.55	$(0.75)	$(1.71)
Dividends declared	$1.75	$1.75	$3.50	$3.50
Weighted-average shares outstanding (in millions)
Basic	54.9	55.0	54.9	54.9
Diluted	55.0	55.2	54.9	54.9

Comprehensive income (loss)	$242	$48	$(9)	$(129)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,179	$1,570
Accounts receivable, net of allowance of $48 and $47, respectively	1,595	1,529
Inventories	2,309	2,247
Prepaid and other current assets	777	717
Assets held for sale	—	144
Total current assets	5,860	6,207
Property, net of accumulated depreciation of $5,355 and $5,259, respectively	2,254	2,234
Right of use assets	882	721
Goodwill	3,328	3,330
Other intangibles, net of accumulated amortization of $455 and $440, respectively	3,110	3,124
Deferred income taxes	1,376	1,317
Other noncurrent assets	533	379
Total assets	$17,343	$17,312
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,420	$3,598
Accrued expenses	448	491
Accrued advertising and promotions	480	603
Employee compensation	172	238
Notes payable	778	17
Current maturities of long-term debt	350	800
Other current liabilities	481	614
Liabilities held for sale	—	587
Total current liabilities	6,129	6,948
Noncurrent liabilities
Long-term debt	6,313	6,414
Pension benefits	120	147
Postretirement benefits	103	107
Lease liabilities	776	612
Other noncurrent liabilities	543	547
Total noncurrent liabilities	7,855	7,827
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 115 million and 114 million shares issued, respectively, and 55 million and 55 million shares outstanding, respectively	115	114
Additional paid-in capital	3,455	3,078
Retained earnings	8,127	8,358
Accumulated other comprehensive loss	(1,563)	(2,178)
Treasury stock, 60 million and 60 million shares, respectively	(7,037)	(7,010)
Total Whirlpool stockholders' equity	3,097	2,362
Noncontrolling interests	262	175
Total stockholders' equity	3,359	2,537
Total liabilities and stockholders' equity	$17,343	$17,312

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2024	2023
Operating activities
Net earnings (loss)	$(29)	$(89)
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	170	178
Loss (gain) on sale and disposal of businesses	292	240
Changes in assets and liabilities:
Accounts receivable	(211)	(161)
Inventories	(54)	(384)
Accounts payable	(123)	(146)
Accrued advertising and promotions	(154)	(182)
Accrued expenses and current liabilities	(170)	50
Taxes deferred and payable, net	(209)	113
Accrued pension and postretirement benefits	(14)	(29)
Employee compensation	(22)	47
Other	39	(7)
Cash provided by (used in) operating activities	(485)	(370)
Investing activities
Capital expenditures	(228)	(217)
Proceeds from sale of assets and businesses	42	9
Acquisition of businesses, net of cash acquired	—	(14)
Cash held by divested businesses	(245)	—
Other	(1)	—
Cash provided by (used in) investing activities	(432)	(222)
Financing activities
Net proceeds from borrowings of long-term debt	300	303
Net proceeds (repayments) of long-term debt	(801)	(250)
Net proceeds (repayments) from short-term borrowings	780	28
Dividends paid	(191)	(193)
Repurchase of common stock	(50)	—
Sale of minority interest in subsidiary	462	—
Common stock issued	—	4
Other	1	(2)
Cash provided by (used in) financing activities	501	(110)
Effect of exchange rate changes on cash and cash equivalents	(72)	55
Less: change in cash classified as held for sale	—	(2)
Increase (decrease) in cash and cash equivalents	(488)	(649)
Cash and cash equivalents at beginning of year (1)	1,667	1,958
Cash and cash equivalents at end of period	$1,179	$1,309

(1) Cash and cash equivalent at the beginning of 2024 include $1,570 million of cash and cash equivalents and cash of $97 million classified as held for sale as of December 31, 2023. For additional information, see Note 14.
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
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at June 30, 2024.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after July 25, 2024, including those resulting from the impacts of macroeconomic volatility, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and InSinkErator trademarks continue to be at risk at June 30, 2024. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.
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
As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the second quarter of 2024.

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
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of June 30, 2024 and December 31, 2023, these arrangements include residual value guarantees of up to approximately $378 million and $378 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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

Millions of dollars	Outstanding Obligations
Confirmed obligations outstanding as of December 31, 2023	$843
Invoices confirmed during the period	1,233
Confirmed invoices paid during the period	(1,286)
Impact of foreign currency	(34)
Confirmed obligations outstanding as of June 30, 2024	$756
Obligations outstanding and activities during the period related to our European major domestic appliance business have been excluded from the table above. There were no obligations outstanding as of June 30, 2024. Obligations outstanding amounted to $393 million as of December 31, 2023.

A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the programs. We do not believe such risk would have a material impact on our working capital or cash flows.
Equity Method Investments
Our primary equity method investments include partial ownership in Whirlpool China, an entity that was previously controlled by the Company, and partial ownership in Beko Europe B.V. (Beko), a newly formed entity resulting from the April 1, 2024 transaction with Arcelik. For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
The following table summarizes the amounts related to the Company's primary equity method investments during the periods presented.

Millions of dollars	June 30, 2024		December 31, 2023
	Percentage Ownership	Carrying Amount	Percentage Ownership	Carrying Amount
Beko Europe B.V.	25%	$174	25%	N/A
Whirlpool China	20%	$188	20%	$187
The fair value of the investment in Beko at the date of deconsolidation was calculated based on a discounted cash flow analysis and multiple market data points (Level 3 input), resulting in a fair value of $186 million. The market value of our investment in Whirlpool China, based on the quoted market price, is $156 million as of June 30, 2024. Management has concluded that there are no indicators of other than temporary impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the periods presented.

Millions of dollars	Six Months Ended June 30,
	2024	2023
Accounts Payable	$67	$87
Purchases	$137	$144
The licensing revenue from our equity method investments and their subsidiaries is not material for the periods presented. There are also no material accounts receivable or sales with these investments for the periods presented.
Related Parties
The Company has a controlling equity ownership of 87% in Elica PB India which is consolidated in Whirlpool Corporation's financial statements and is reported within our MDA Asia reportable segment. Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $28 million as of June 30, 2024 and $29 million as of December 31, 2023, respectively. Other assets or liabilities of Elica PB India are not material to the Consolidated Condensed Financial Statements of the Company for the periods presented.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2024	2023	2024	2023
Major product categories:
Laundry	$1,087	$1,294	$2,351	$2,590
Refrigeration	1,299	1,478	2,553	2,850
Cooking	907	1,101	1,969	2,193
Dishwashing	272	445	701	876
Total major product category net sales	$3,565	$4,318	$7,574	$8,509
Spare parts and warranties	141	239	380	475
Other	283	235	524	457
Total net sales	$3,989	$4,792	$8,478	$9,441
Other revenue sources include primarily the revenues from the InSinkErator business, subscription arrangements, and licenses.
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and six months ended June 30, 2024.

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

The following table summarizes our allowance for expected credit losses and bad debt expense by operating segment for the six months ended June 30, 2024:

Millions of dollars	December 31, 2023 (1)	Charged to Earnings	Write-offs	Foreign Currency	June 30, 2024
Accounts receivable allowance
MDA North America	$4	$1	$—	$—	$5
MDA Latin America	38	3	—	(3)	38
MDA Asia	3	—	—	—	3
SDA Global	2	—	—	—	2
Consolidated	$47	$4	$—	$(3)	$48
Financing receivable allowance
MDA Latin America	$29	$—	$—	$(4)	$25
Consolidated	$76	$4	$—	$(7)	$73
(1) Effective January 1, 2024, we reorganized our operating segment structure. All prior period amounts have been reclassified to conform with current period presentation. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.

(3)    INVENTORIES
The following table summarizes our inventories at June 30, 2024 and December 31, 2023:

Millions of dollars	June 30, 2024	December 31, 2023
Finished products	$1,775	$1,732
Raw materials and work in process	534	515
Total Inventories	$2,309	$2,247
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at June 30, 2024 and December 31, 2023:

Millions of dollars	June 30, 2024	December 31, 2023
Land	$29	$29
Buildings	949	893
Machinery and equipment	6,631	6,571
Accumulated depreciation	(5,355)	(5,259)
Property, plant and equipment, net	$2,254	$2,234
During the six months ended June 30, 2024, we disposed of land, buildings, machinery and equipment with a net book value of $16 million, compared to $10 million in the same period of 2023. The net gain on the disposals was not material for the six months ended June 30, 2024 and 2023, respectively.
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
The outstanding amount for this term loan at June 30, 2024 is $1.5 billion, which is classified in noncurrent liabilities on the Consolidated Condensed Balance Sheet. The term loan facility is divided into two tranches: a $1 billion tranche with a maturity date of April 30, 2024, of which $500 million was repaid in December 2023 and the remaining $500 million was repaid in April 2024; and a $1.5 billion tranche with a maturity date of October 31, 2025.
The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over SOFR for the 3-year tranche is 1.125% (with a 0.10% SOFR spread adjustment); (2) the spread over prime for the 3-year tranche is zero; and (3) the ticking fee for the 3-year tranche is 0.125%, as of the date hereof.
The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the term loan agreement as of June 30, 2024.

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

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the Amended Long-Term Facility as of June 30, 2024.
In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $1.5 billion term loan, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $192 million at June 30, 2024 and $218 million at December 31, 2023, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2025.
We had $1.5 billion and $2.0 billion drawn on the committed credit facilities (representing amounts outstanding on the term loan facility) at June 30, 2024 and December 31, 2023, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at June 30, 2024 and December 31, 2023:

Millions of dollars	June 30, 2024	December 31, 2023
Commercial paper	$755	$—
Short-term borrowings due to banks	23	17
Total notes payable	$778	$17
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
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $138 million as of June 30, 2024 and $227 million as of December 31, 2023. The amount of cash proceeds received under these arrangements was $269 million and $101 million for the six months ended June 30, 2024 and 2023, respectively.

(6)    COMMITMENTS AND CONTINGENCIES
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales. Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at June 30, 2024. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.3 billion Brazilian reais (approximately $419 million at June 30, 2024).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 290 million Brazilian reais (approximately $52 million at June 30, 2024), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case (which has concluded at all judicial levels except the Brazil Supreme Court) is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 388 million Brazilian reais (approximately $70 million at June 30, 2024). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Indemnified Legacy MDA Europe Legal Matters - Competition Investigation & Grenfell Tower
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France, including Whirlpool and Indesit. The FCA investigation was split into two parts, and in December 2018, we finalized a settlement with the FCA on the first part of the investigation. The second part of the FCA investigation, which is focused primarily on manufacturer interactions with retailers, is ongoing. The Company has agreed to a preliminary settlement range with the FCA and recorded a charge of approximately $69 million in the first half of 2023. The Company expects the settlement amount to be finalized in the second half of 2024. The Company provided Beko approximately $68 million in connection with transaction closing in the second quarter of 2024, to be used for payment of final settlement amounts.
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020 and the dismissal was affirmed on appeal in July 2022. Plaintiffs filed a petition with the U.S. Supreme Court in January 2023 which was subsequently denied. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. In 2022, we accrued an immaterial amount related to these claims in our financial statements. Additional claims may be filed related to this incident.

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2024	2023
Balance at January 1	$206	$190
Issuances/accruals during the period	105	109
Settlements made during the period/other	(114)	(106)
Balance at June 30	$197	$193
Current portion	$137	$129
Non-current portion	60	64
Total	$197	$193
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At June 30, 2024 and December 31, 2023, the guaranteed amounts totaled 1.0 billion Brazilian reais (approximately $183 million at June 30, 2024) and 1.3 billion Brazilian reais (approximately $273 million at December 31, 2023), respectively. The fair value of these guarantees were nominal at June 30, 2024 and December 31, 2023. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $2.6 billion at June 30, 2024 and $3.0 billion at December 31, 2023, respectively. Our total short-term outstanding bank indebtedness under guarantees (excluding those related to the European major domestic appliance business) was $23 million and $17 million at June 30, 2024 and December 31, 2023, respectively.

(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2024	2023	2024	2023	2024	2023
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	25	29	1	7	2	2
Expected return on plan assets	(37)	(35)	—	(6)	—	—
Amortization:
Actuarial loss	10	9	—	1	—	—
Prior service credit	—	—	—	—	—	(10)
Settlement and curtailment (gain) loss	—	—	—	—	—	—
Net periodic benefit cost (credit)	$(1)	$4	$2	$3	$2	$(8)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2024	2023	2024	2023	2024	2023
Service cost	$1	$1	$1	$2	$—	$—
Interest cost	51	58	8	13	3	3
Expected return on plan assets	(73)	(71)	(6)	(11)	—	—
Amortization:
Actuarial loss	20	19	1	2	—	—
Prior service credit	—	—	—	—	—	(21)
Settlement and curtailment (gain) loss	—	—	—	—	—	—
Net periodic benefit cost (credit)	$(1)	$7	$4	$6	$3	$(18)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2024	2023	2024	2023	2024	2023
Operating profit (loss)	$1	$1	$1	$1	$—	$—
Interest and sundry (income) expense	(2)	3	1	2	2	(8)
Net periodic benefit cost	$(1)	$4	$2	$3	$2	$(8)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2024	2023	2024	2023	2024	2023
Operating profit (loss)	$1	$1	$1	$2	$—	$—
Interest and sundry (income) expense	(2)	6	3	4	3	(18)
Net periodic benefit cost	$(1)	$7	$4	$6	$3	$(18)
401(k) Defined Contribution Plan
Beginning in March 2024, the Company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees, are contributed in company stock.

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at June 30, 2024 and December 31, 2023, respectively.

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, or certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at June 30, 2024 and December 31, 2023.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of June 30, 2024 and December 31, 2023.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at June 30, 2024 and December 31, 2023.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2024	2023	2024	2023	2024	2023		2024	2023
Derivatives accounted for as hedges(1)
Commodity swaps/options	$178	$193	$14	$4	$2	$9	(CF)	21	24
Foreign exchange forwards/options	1,015	952	28	1	3	31	(CF/NI)	15	15
Cross-currency swaps	618	618	5	5	60	79	(CF)	56	62
Total derivatives accounted for as hedges			$47	$10	$65	$119
Derivatives not accounted for as hedges
Commodity swaps/options	$—	$—	$—	$—	$—	$—	N/A	0	0
Foreign exchange forwards/options (2)	452	1,569	1	13	—	9	N/A	5	10
Total derivatives not accounted for as hedges			1	13	—	9
Total derivatives			$48	$23	$65	$128

Current			$45	$22	$6	$46
Noncurrent			3	1	59	82
Total derivatives			$48	$23	$65	$128
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.
(2)Foreign exchange forwards/options have decreased due to intercompany loan movements related to the contribution of our European major domestic appliance business.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (3)
Millions of dollars		2024	2023
Cash flow hedges
Commodity swaps/options		$14	$(22)
Foreign exchange forwards/options		29	(43)
Cross-currency swaps		9	(19)
Interest rate derivatives		—	1
		$52	$(83)

		Three Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(4)
Cash Flow Hedges - Millions of dollars		2024	2023
Commodity swaps/options	Cost of products sold	$2	$(5)
Foreign exchange forwards/options	Net sales	—	(1)
Foreign exchange forwards/options	Cost of products sold	(3)	(7)
Foreign exchange forwards/options	Interest and sundry (income) expense	3	9
Cross-currency swaps	Interest and sundry (income) expense	5	(5)
Interest rate derivatives	Interest expense	—	1
		$7	$(8)

		Three Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2024	2023
Foreign exchange forwards/options	Interest and sundry (income) expense	$10	$14
(3)Change in gain (loss) recognized in OCI (effective portion) for the three months ended June 30, 2024 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $(14) million and $18 million for the three months ended June 30, 2024 and 2023, respectively.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended June 30, 2024 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

		Six Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (5)
Millions of dollars		2024	2023
Cash flow hedges
Commodity swaps/options		$19	$(22)
Foreign exchange forwards/options		44	(63)
Cross-currency swaps		22	(20)
		$85	$(105)

		Six Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(6)
Cash Flow Hedges - Millions of dollars		2024	2023
Commodity swaps/options	Cost of products sold	$—	$(5)
Foreign exchange forwards/options	Net sales	1	(1)
Foreign exchange forwards/options	Cost of products sold	(16)	(15)
Foreign exchange forwards/options	Interest and sundry (income) expense	2	18
Cross-currency swaps	Interest and sundry (income) expense	22	(12)
Interest rate derivatives	Interest expense	—	1
		$9	$(14)

		Six Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2024	2023
Foreign exchange forwards/options	Interest and sundry (income) expense	$8	$27
(5)Change in gain (loss) recognized in OCI (effective portion) for the six months ended June 30, 2024 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $(23) million and $23 million for the six months ended June 30, 2024 and 2023, respectively.
(6)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the six months ended June 30, 2024 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended June 30, 2024 and 2023. There were no hedges designated as fair value for the periods ended June 30, 2024 and 2023. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $31 million at June 30, 2024.
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

The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2024	2023	2024	2023	2024	2023	2024	2023
Short-term investments (1)	$784	$1,126	$456	$867	$328	$259	$784	$1,126
Net derivative contracts	—	—	—	—	(17)	(105)	(17)	(105)
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.
European Major Domestic Appliance Business
On January 16, 2023, the Company entered into a contribution agreement with Arçelik A.Ş (“Arcelik”). Under the terms of the agreement, Whirlpool agreed to contribute its European major domestic appliance business, and Arcelik agreed to contribute its European major domestic appliance, consumer electronics, air conditioning, and small domestic appliance businesses into the newly formed entity of which Whirlpool owns 25% and Arcelik 75%.
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
During the first quarter of 2024, the fair value of the disposal group was updated based on working capital adjustments, cash flow assumptions, and changes in discount rates. This updated assessment resulted in an estimated fair value of $227 million as of March 31, 2024, which consists of $186 million related to fair value of retained interest in Beko Europe B.V. ("Beko") and $41 million of proceeds from the sale of MENA business.
Subsequent to closing of the transaction, the Company holds an equity interest of 25% in Beko. The fair value of the investment in Beko at the date of deconsolidation was calculated based on a discounted cash flow analysis and multiple market data points (Level 3 input), resulting in a fair value of $186 million. The discounted cash flow analysis utilized a discount rate of 15.5%.
During the three and six months ended June 30, 2024, we recorded a loss of $45 million and $292 million, respectively, to the loss on sale and disposal of businesses. The transaction closed on April 1, 2024 and no material fair value adjustments were recorded during the three months ended June 30, 2024 related to the contribution of our European major domestic appliance business. The loss of $247 million in the first quarter of 2024, reflected ongoing reassessment of the fair value less costs to sell of the disposal group and transaction costs. The incremental loss of $45 million in the second quarter of 2024 reflects a provision for tax related indemnities and transaction costs.
For additional information see Note 14 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $6.3 billion and $6.9 billion at June 30, 2024 and December 31, 2023, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2023	$2,537	$8,358	$(2,178)	$(3,932)	$114	$175
Comprehensive income (loss)
Net earnings (loss)	(253)	(259)	—	—	—	6
Other comprehensive income	3	—	3	—	—	—
Comprehensive income (loss)	(250)	(259)	3	—	—	6
Stock issued (repurchased)	(45)	—	—	(45)	—	—
Sale of minority interest in subsidiary	462	—	18	370	—	74
Dividends declared	(94)	(95)	—	—	—	1
Balances, March 31, 2024	$2,610	$8,004	$(2,157)	$(3,607)	$114	$256
Comprehensive income (loss)
Net earnings (loss)	225	219	—	—	—	6
Other comprehensive income	17	—	17	—	—	—
Comprehensive income (loss)	242	219	17	—	—	6
Stock issued (repurchased)	26	—	—	25	1	—
Dividends declared	(96)	(96)	—	—	—	—
Divestitures (1)	577	—	577	—	—	—
Balances, June 30, 2024	$3,359	$8,127	$(1,563)	$(3,582)	$115	$262
(1) Other comprehensive loss of $440 million related to currency translation and $137 million related to pension has been deconsolidated from accumulated other comprehensive income (loss) as part of deconsolidation of European major appliance business as of April 1, 2024. These amounts have been included in the loss on disposal as disclosed in FN 14.

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2022	$2,506	$8,261	$(2,090)	$(3,949)	$114	$170
Comprehensive income (loss)
Net earnings (loss)	(176)	(179)	—	—	—	3
Other comprehensive income	(1)	—	(1)	—	—	—
Comprehensive income (loss)	(177)	(179)	(1)	—	—	3
Stock issued (repurchased)	2	—	—	2	—	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2023	$2,234	$7,985	$(2,091)	$(3,947)	$114	$173
Comprehensive income (loss)
Net earnings (loss)	87	85	—	—	—	2
Other comprehensive income	(39)	—	(39)	—	—	—
Comprehensive income (loss)	48	85	(39)	—	—	2
Stock issued (repurchased)	7	—	—	7	—	—
Dividends declared	(96)	(96)	—	—	—	—
Balances, June 30, 2023	$2,193	$7,974	$(2,130)	$(3,940)	$114	$175

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2024			2023
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(23)	$—	$(23)	$27	$—	$27
Cash flow hedges	44	(14)	30	(75)	18	(57)
Pension and other postretirement benefits plans	10	—	10	(11)	2	(9)
Other comprehensive income (loss)	31	(14)	17	(59)	20	(39)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$31	$(14)	$17	$(59)	$20	$(39)

	Six Months Ended June 30,
	2024			2023
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(51)	$—	$(51)	$26	$—	$26
Cash flow hedges	76	(23)	53	(91)	23	(68)
Pension and other postretirement benefits plans	20	(2)	18	2	—	2
Other comprehensive income (loss)	45	(25)	20	(63)	23	(40)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$45	$(25)	$20	$(63)	$23	$(40)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and six months ended June 30, 2024:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$9	$20	Interest and sundry (income) expense
Total	$9	$20

Net earnings (loss) per Share
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2024	2023	2024	2023
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$219	$85	$(40)	$(94)
Denominator for basic earnings per share - weighted-average shares	54.9	55.0	54.9	54.9
Effect of dilutive securities - share-based compensation	0.1	0.2	—	—
Denominator for diluted earnings per share - adjusted weighted-average shares	55.0	55.2	54.9	54.9
Anti-dilutive stock options/awards excluded from earnings per share	1.8	1.2	2.0	1.0
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the six months ended June 30, 2024, we repurchased 455,952 shares under the share repurchase program at an aggregate price of approximately $50 million. At June 30, 2024, there were approximately $2.5 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and has no expiration date.
(11)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans.
In March 2024, the Company committed to workforce reduction plans in the United States and globally, in an effort to reduce complexity and simplify our organizational model after the European major domestic appliance transaction. The workforce reduction plans included involuntary severance actions as of the end of the first quarter of 2024. Total expected costs for these actions is $23 million, of which we incurred $14 million in employee termination costs and $9 million other associated costs within the first quarter. All of these costs will result in cash settlements primarily in 2024.
During the second quarter of 2024, the Company evaluated additional restructuring actions as part of the Company's organizational simplification efforts. Total costs for these actions were $50 million, primarily in employee termination costs, which were incurred within the second quarter of 2024.
The following table summarizes the changes to our restructuring liability during the six months ended June 30, 2024:

Millions of Dollars	December 31, 2023	Charge to Earnings	Cash Paid	Non-Cash and Other	June 30, 2024
Employee Termination	$10	$62	$(54)	$(7)	$11
Other exit costs	—	11	(2)	—	9
Total	$10	$73	$(56)	$(7)	$20

The following table summarizes the restructuring charges by operating segment and Corporate for the periods presented:

Millions of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
MDA North America	$22	$—	$27	$—
MDA Latin America	18	—	21	—
MDA Asia	5	—	6	—
SDA Global	4	—	4	—
Corporate/Other	1	9	15	9
Total	$50	$9	$73	$9
(12)    INCOME TAXES
Income tax benefit was $(206) million and $(130) million for the three and six months ended June 30, 2024, compared to income tax expense of $114 million and $182 million for the same periods of 2023. The decrease in tax expense is primarily due to an overall lower level of earnings and tax benefits related to the completion of legal entity restructuring projects in connection with the disposal of our European major appliance business, partially offset by associated valuation allowances.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2024	2023	2024	2023
Earnings (Loss) before income taxes	$30	$204	$(148)	$95

Income tax expense (benefit) computed at United States statutory tax rate	6	43	(31)	20
State and local taxes, net of federal tax benefit	(54)	4	(55)	5
Valuation allowances	386	17	405	21
Audit and Settlements	11	34	13	54
U.S. foreign income items, net of credits	(2)	—	(15)	2
Sale of minority shares and capital gains	(2)	—	77	—
Legal Entity restructuring tax impact	(559)	—	(594)	—
Non deductible impairments	15	1	64	51
Non deductible fines and penalties	—	10	—	20
Other	(7)	5	6	9
Income tax expense (benefit) computed at effective worldwide tax rates	$(206)	$114	$(130)	$182
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

	Three Months Ended June 30,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	MDA Asia	MDA Europe (1)	SDA Global	Other / Eliminations	Total Whirlpool
Net sales
2024	$2,567	$895	$340	$—	$187	$—	$3,989
2023	2,722	804	284	814	168	—	4,792
Intersegment sales
2024	$34	$318	$12	$—	$1	$(365)	$—
2023	50	376	10	22	—	(458)	—
Depreciation and amortization
2024	$42	$14	$4	$—	$5	$16	$81
2023	48	17	6	—	3	15	89
EBIT
2024	$163	$52	$21	$—	$26	$(150)	$112
2023	275	49	10	14	21	(79)	290
Total assets
June 30, 2024	$10,399	$3,854	$1,203	$—	$1,181	$706	$17,343
December 31, 2023	10,217	4,037	1,054	685	1,134	185	17,312
Capital expenditures
2024	$53	$47	$1	$—	$1	$11	$113
2023	47	30	1	21	4	18	121

	Six Months Ended June 30,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	MDA Asia	MDA Europe (1)	SDA Global	Other / Eliminations	Total Whirlpool
Net sales
2024	$4,994	$1,732	$579	$804	$369	$—	$8,478
2023	5,362	1,551	529	1,661	338	—	9,441
Intersegment sales
2024	$67	$622	$22	$23	$11	$(745)	$—
2023	108	754	20	45	—	(927)	—
Depreciation and amortization
2024	$90	$32	$10	$—	$8	$30	$170
2023	97	34	11	—	6	30	178
EBIT
2024	$298	$116	$31	$(9)	$60	$(472)	$24
2023	542	85	17	10	39	(436)	257
Total assets
June 30, 2024	$10,399	$3,854	$1,203	$—	$1,181	$706	$17,343
December 31, 2023	10,217	4,037	1,054	685	1,134	185	17,312
Capital expenditures
2024	$95	$87	$4	$22	$3	$17	$228
2023	92	45	3	40	7	30	217
(1) MDA Europe consisted of our European major domestic appliance business which was contributed to Arcelik as of April 1, 2024. See Note 14 to the Consolidated Condensed Financial Statements for additional information on the transaction.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2024	2023	2024	2023
Items not allocated to segments:
Restructuring charges	$(50)	$(9)	$(73)	$(9)
Legacy MDA Europe legal matters	—	(36)	—	(98)
(Loss) gain on sale and disposal of businesses	(45)	(18)	(292)	(240)
Corporate expenses and other	(55)	(16)	(107)	(89)
Total other/eliminations	$(150)	$(79)	$(472)	$(436)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2024	2023	2024	2023
Operating profit	$130	$303	$14	$346
Interest and sundry (income) expense	7	10	(21)	87
Equity method investment income (loss), net of tax	(11)	(3)	(11)	(2)
Total EBIT	$112	$290	$24	$257
Interest expense	93	89	183	164
Income tax expense	(206)	114	(130)	182
Net earnings (loss)	$225	$87	$(29)	$(89)
Less: Net earnings available to noncontrolling interests	6	2	11	5
Net earnings (loss) available to Whirlpool	$219	$85	$(40)	$(94)
(14) ACQUISITIONS AND DIVESTITURES
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
On April 1, 2024, the parties closed the aforementioned contribution transaction and MENA sale. Upon closing in the second quarter of 2024, the transaction resulted in the deconsolidation of the European major appliances and MENA businesses. Whirlpool owns approximately 25% and Arcelik owns approximately 75% of the European appliance company ("Beko"). In connection with the transactions, we recorded a loss on disposal of $1.5 billion in the fourth quarter of 2022. The loss includes a write-down of the net assets of $1.2 billion of the disposal group to a fair value of $139 million and also includes $393 million of cumulative currency translation adjustments, $98 million of other comprehensive loss on pension and $18 million of other transaction related costs. No goodwill is included in the disposal group.
We recorded an adjustment of $45 million and $292 million, respectively, for the three and six months ended June 30, 2024, resulting in a total loss of $1.9 billion for the transaction. These adjustments are recorded in the loss on sale and disposal of businesses and reflect ongoing reassessment of the fair value less costs to sell of the disposal group, transaction costs and provision for tax related indemnities recorded at closing of the transaction.
Both Whirlpool and Arcelik retain an option for Arcelik to purchase the remaining equity interest in Beko for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.

The European disposal group was deconsolidated as of April 1, 2024. The following table presents the carrying amounts of the major classes of the disposal group's assets and liabilities as of June 30, 2024 and December 31, 2023, respectively.

Millions of dollars	June 30, 2024	December 31, 2023
Carrying amounts of major classes of assets
Current Assets
Cash and cash equivalents	$—	$97
Accounts receivable, net of allowance of $0 and $28, respectively	—	578
Inventories	—	589
Prepaid and other current assets	—	94
Total current assets	—	1,358
Property, net of accumulated depreciation of $0 and $1,442, respectively	—	952
Right of use assets	—	162
Other intangibles, net of accumulated amortization of $0 and $149, respectively	—	286
Deferred income taxes	—	574
Other noncurrent assets	—	13
Total noncurrent assets	—	1,987
Total assets	$—	$3,345
Carrying amounts of major classes of liabilities
Current liabilities
Accounts payable	$—	$1,266
Accrued expenses	—	218
Accrued advertising and promotions	—	171
Employee compensation	—	120
Notes payable	—	4
Other current liabilities	—	97
Total current liabilities	—	1,876
Noncurrent liabilities
Pension benefits	—	168
Lease liabilities	—	132
Other noncurrent liabilities	—	87
Total noncurrent liabilities	—	387
Total liabilities	$—	$2,263

Total net assets of the disposal group classified as held for sale	$—	$1,082

Assets held for sale	Fair value of consideration	$—	$144
Liabilities held for sale	Cumulative currency translation adjustment and Other comprehensive income on pension	$—	$587

The following table summarizes MDA Europe's earnings (loss) available to Whirlpool before income taxes for the six months ended June 30, 2024 and June 30, 2023 respectively:

	Six Months Ended June 30,
in millions	2024	2023
Earnings (loss) before income taxes	$(9)	$12
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
Latin America sale of Brastemp water filtration subscription business
On January 16, 2024, the Company entered into a share purchase agreement with a third-party buyer to sell the Company's Brastemp-branded water filtration subscription business in the Latin America region and the transaction closed on July 1, 2024. The Company received proceeds of approximately 294 million Brazilian reais (approximately $52 million at the date of transaction) and expects to record a gain of approximately $32 million during the third quarter of 2024. The disposal group met the criteria of held for sale at December 31, 2023. The carrying amounts of the disposal group's assets and liabilities as of June 30, 2024 and December 31, 2023, respectively, are immaterial. The disposal group's earnings (loss) available to Whirlpool before income taxes for the three and six months ended June 30, 2024, and 2023, respectively, are also immaterial.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition of the Company and generally discusses the results of operations for the current three and six months ended periods compared to the same prior-year periods. MD&A is provided as a supplement to, and should be read in connection with, the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in this Form 10-Q.
Certain references to particular information in the Notes to the Consolidated Condensed Financial Statements are made to assist readers.
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool") is a leading kitchen and laundry appliance company, in constant pursuit of improving life at home and inspiring generations with our brands. The company is driving meaningful innovation to meet the evolving needs of consumers through its iconic brand portfolio, including Whirlpool, KitchenAid, JennAir, Maytag, Amana, Brastemp, Consul, and InSinkErator. In 2023, the Company reported approximately $19 billion in annual sales, 59,000 employees, and 55 manufacturing and technology research centers. Beginning January 1, 2024, we are conducting our business through five operating segments, which consist of Major Domestic Appliances ("MDA") North America; MDA Europe (deconsolidated as of April 1, 2024), MDA Latin America; MDA Asia; and Small Domestic Appliances ("SDA") Global.

OVERVIEW
Whirlpool delivered second-quarter GAAP net earnings (loss) available to Whirlpool of $219 million (net earnings margin of 5.5%), or $3.96 per share, compared to GAAP net earnings (loss) available to Whirlpool of $85 million (net earnings margin of 1.8%), or $1.55 per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $(485) million for the six months ended June 30, 2024, compared to $(370) million in the same prior year period and free cash flow (non-GAAP) of $(713) million, compared to free cash flow of $(587) million in the same prior year period.
Whirlpool delivered second-quarter ongoing (non-GAAP) earnings per share of $2.39 and ongoing EBIT margin of 5.3%, compared to $4.21 and 7.3% in the same prior-year period.
On a GAAP basis, net earnings margins were impacted by adjustments recorded in the loss on sale and disposal of businesses (see Note 14 for further information) and restructuring expenses related to organizational simplification. On a GAAP and ongoing basis, quarterly results were impacted by negative price/mix, partially offset by cost takeout actions. On a GAAP basis, net earnings were also impacted by lower income tax expense, primarily due to an overall lower level of earnings and tax benefits related to the completion of legal entity restructuring projects in connection with the disposal of our European major appliance business, partially offset by associated valuation allowances.
We continue to take actions to deliver shareholder value as we navigate through a challenging macro environment in North America, demonstrated by the completion of our global organizational simplification and MDA North America promotional program price increase actions. We remain confident in delivering $300-$400 million of cost take out and continued sequential margin progression through 2024.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2024	2023	Better/(Worse) %	2024	2023	Better/(Worse) %
Net sales	$3,989	$4,792	(16.8)%	$8,478	$9,441	(10.2)%
Gross margin	626	816	(23.3)	1,267	1,579	(19.8)
Selling, general and administrative	394	476	17.2	871	963	9.6
Restructuring costs	50	9	(455.6)	73	9	(711.1)
Loss (gain) on sale and disposal of businesses	45	18	150.0	292	240	21.7
Interest and sundry (income) expense	7	10	30.0	(21)	87	nm
Interest expense	93	89	(4.5)	183	164	(11.6)
Income tax expense (benefit)	(206)	114	nm	(130)	182	nm
Net earnings (loss) available to Whirlpool	$219	$85	157.6	$(40)	$(94)	57.4
Diluted net earnings (loss) available to Whirlpool per share (2)	$3.96	$1.55	155.5%	$(0.75)	$(1.71)	56.1%
(1) Not meaningful ("nm")
(2) As a result of the GAAP earnings loss for the six months ended June 30, 2023, and June 30, 2024, respectively, the impact of antidilutive shares was excluded from the loss per share calculation on a GAAP basis.
Consolidated net sales decreased 16.8% and 10.2% for the three and six months ended June 30, 2024 compared to the same periods in 2023. The decrease for the three and six months ended June 30, 2024 was primarily driven by divestiture of our European major domestic appliances business. Excluding the impact of foreign currency, net sales decreased 16.0% and 10.3% for the three and six months ended June 30, 2024, compared to the same periods in 2023.
The consolidated gross margin percentage for the three and six months ended June 30, 2024 decreased to 15.7% and 14.9% compared to 17.0% and 16.7% in the same prior-year periods. The decrease was primarily driven by volume and unfavorable product price/mix, partially offset by cost productivity.
Beginning January 1, 2024, we are conducting our business through five operating segments, which consist of MDA North America; MDA Europe (deconsolidated as of April 1, 2024); MDA Latin America; MDA Asia; and SDA Global. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
The following is a discussion of results for each of our operating segments. Each of our operating segments have been impacted by some disruptions in supply chains and distribution channels, among other macroeconomic impacts.

MDA NORTH AMERICA
Net Sales
Net sales decreased 5.7% and 6.9% for the three and six months ended June 30, 2024 compared to the same periods in 2023. The decrease was primarily driven by unfavorable impacts of product price/mix. Excluding the impact from foreign currency, net sales decreased 5.6% and 6.8% for the three and six months ended June 30, 2024, compared to the same periods in 2023.

EBIT
EBIT decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023. The decrease for the three and six months ended was primarily due to unfavorable product price/mix. EBIT margin was 6.3% and 6.0% for the three and six months ended June 30, 2024, compared to 10.1% and 10.1% for the same periods in 2023.

MDA LATIN AMERICA
Net Sales
Net sales increased 11.3% and 11.7% for the three and six months ended June 30, 2024, compared to the same periods in 2023. The increase was primarily driven by increased volume, partially offset by the unfavorable impacts of foreign currency and product price/mix. Excluding the impact from foreign currency, net sales increased 14.8% and 11.8% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

EBIT
EBIT increased for the three and six months ended months ended June 30, 2024 compared to the same periods in 2023. The increase for the three and six months ended was primarily driven by increased volume, partially offset by unfavorable product price/mix. EBIT margin was 5.8% and 6.7% for the three and six months ended June 30, 2024, compared to 6.1% and 5.5% for the same periods in 2023.

MDA ASIA

Net Sales
Net sales increased 19.7% and 9.5% for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase was primarily driven by increased volume, partially offset by the impact of foreign currency. Excluding the impact from foreign currency, net sales increased 21.5% and 10.7% for the three and six months ended June 30, 2024 compared to the same periods in 2023.
EBIT
EBIT increased for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase was primarily driven by increased volume and cost take out actions, partially offset by unfavorable product price/mix. EBIT margin was 6.2% and 5.4% for the three and six months ended June 30, 2024 compared to 3.5% and 3.2% for the same periods in 2023.

SDA GLOBAL
Net Sales
Net sales increased 11.3% and 9.2% for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase was primarily driven by increased volumes, partially offset by unfavorable impacts of product price/mix. Excluding the impact from foreign currency, net sales increased 11.8% and 9.1% for the three and six months ended June 30, 2024 compared to the same periods in 2023.
EBIT
EBIT increased for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase was driven by increased volume, partially offset by unfavorable product price/mix and increased marketing spend. EBIT margin was 13.9% and 16.3% for the three and six months ended June 30, 2024 compared to 12.5% and 11.5% for the same periods in 2023.

MDA EUROPE
Net Sales and EBIT
MDA Europe consisted of our European major domestic appliance business which was contributed to Arcelik as of April 1, 2024. Therefore, the Company had no net sales or EBIT for MDA Europe during the second quarter of 2024. For additional information on the financial performance of MDA Europe for the three months ended March 31, 2024, see our Form 10-Q for the quarter then ended.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2024	As a % of Net Sales	2023 (1)	As a % of Net Sales	2024	As a % of Net Sales	2023(1)	As a % of Net Sales
MDA North America	$195	7.6%	$218	8.0%	$382	7.6%	$410	7.6%
MDA Latin America	80	8.9	73	9.1	153	8.8	151	9.7
MDA Asia	30	8.8	26	9.2	55	9.5	53	10.0
MDA Europe	—	nm	80	9.8	90	11.2	159	9.6
SDA Global	52	27.8	44	26.2	89	24.1	87	25.7
Corporate/other	37	—	35	—	102	—	103	—
Consolidated	$394	9.9%	$476	9.9%	$871	10.3%	$963	10.2%
(1) Effective January 1st, 2024, we reorganized our operating segment structure. All prior period amounts have been reclassified to conform with current period presentation. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
(2) Not meaningful ("nm")
Consolidated selling, general and administrative expenses decreased for the three and six months ended June 30, 2024, compared to the same periods in 2023 primarily due to the disposal of our European major domestic appliance business on April 1, 2024.
For additional information, see Notes 1 and 14 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred restructuring charges of $50 million and $73 million for the three and six months ended June 30, 2024 compared to $9 million and $9 million for the same periods in 2023. For additional information, see Note 11 to the Consolidated Condensed Financial Statements.
For the full year 2024, we expect to incur approximately $75-80 million of restructuring charges, inclusive of the $73 million recorded for the six months ended June 30, 2024. Substantially all will result in cash settlement.

(Gain) Loss on Sale and Disposal of Businesses
The European disposal group was deconsolidated as of April 1, 2024. We recorded an adjustment of $45 million and $247 million, respectively, for the three and six months ended June 30, 2024, resulting in a total loss of $1.9 billion for the transaction. These adjustments are recorded in the loss on sale and disposal of businesses and reflect the reassessment of the fair value less costs to sell of the disposal group, transaction costs and provision for tax related indemnities recorded at closing of the transaction.
We recorded an adjustment of $18 million and $240 million, respectively, for the three and six months ended June 30, 2023 which reflected the reassessment of the fair value less costs to sell, primarily driven by fluctuations of net working capital, of the disposal group and transaction costs.
For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Net interest and sundry expense decreased for the three and six months ended June 30, 2024 compared to the same prior year periods in 2023. The decrease for the six months ended is primarily due to reserves for legacy EMEA legal matters recorded in the prior year.
Interest Expense
Interest expense was $93 million and $183 million for the three and six months ended June 30, 2024 compared to $89 million and $164 million in the same prior year periods of 2023. The increase is primarily due to higher interest rates.
Income Taxes
Income tax benefit was $(206) million and $(130) million for the three and six months ended June 30, 2024 compared to income tax expense of $114 million and $182 million in the same prior year periods of 2023. The decrease for the three months ended June 30, 2024 is primarily due to an overall lower level of earnings and tax benefits related to the completion of legal entity restructuring projects in connection with the disposal of our European major appliance business, partially offset by associated valuation allowances. For more information, see Note 12 to the Consolidated Condensed Financial Statements.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2023.
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and InSinkErator trademarks continue to be at risk at June 30, 2024. None of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.
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
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, debt repayment, and returns to shareholders. As of June 30, 2024, we had $350 million of debt maturing within the next twelve months, which we expect to pay through refinancing, free cash flow generation, cash on hand, or a combination thereof.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.
Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.2 billion at June 30, 2024. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At June 30, 2024, we had cash or cash equivalents greater than 1% of our consolidated assets in Brazil (2.4%) and India (1.9%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil, which represented 2.3%. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility and a committed $1.5 billion term loan as of June 30, 2024. In addition to these facilities, we have committed credit facilities in Brazil and India that provide borrowings up to approximately $192 million at June 30, 2024.
We were in compliance with our interest coverage ratio under the revolving credit facility and term loan as of June 30, 2024. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At June 30, 2024, we have $778 million of notes payable outstanding primarily under the revolving credit facility or commercial paper programs. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material impacts from customer insolvencies during the three months ended June 30, 2024, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.

For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2024	2023
Cash provided by (used in):
Operating activities	$(485)	$(370)
Investing activities	(432)	(222)
Financing activities	501	(110)
Effect of exchange rate changes	(72)	55
Less: (decrease) increase in cash classified as held for sale	—	(2)
Net change in cash and cash equivalents	$(488)	$(649)
Cash Flows from Operating Activities
Cash used in operating activities increased during the six months ended June 30, 2024 compared to the same prior year period in 2023. The increase in cash used in operating activities was primarily driven by fluctuations in working capital due to lower inventory from reduced sales volumes, along with increases in accrued expenses and deferred taxes due to the deconsolidation of MDA Europe business.
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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2024 increased compared to the same period in 2023 primarily due to a decrease of $245 million due to divestitures, representing cash and cash equivalents held in MDA Europe.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2024 increased compared to the same period in 2023 primarily due to increased short-term borrowings and the sale of minority interest shares in Whirlpool India.
Financing Arrangements
The Company had total committed credit facilities of approximately $5.2 billion at June 30, 2024. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had $1.5 billion and $2.0 billion drawn on the committed credit facilities (representing amounts drawn on the term loan) at June 30, 2024 and December 31, 2023, respectively, which were used to fund the InSinkErator acquisition in the fourth quarter of 2022.
For additional information about our financing arrangements, see Note 5 to the Consolidated Condensed Financial Statements.

Dividends
On April 15, 2024, our Board of Directors approved a quarterly dividend on our common stock of $1.75 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2024, we had approximately $361 million outstanding under these agreements.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended June 30,
	2024	2023
Net earnings (loss) available to Whirlpool (1)	$219	$85
Net earnings (loss) available to noncontrolling interests	6	2
Income tax expense (benefit)	(206)	114
Interest expense	93	89
Earnings (loss) before interest & taxes	$112	$290
Restructuring expense (a)	50	—
Impact of M&A transactions (b)	50	26
Legacy MDA Europe legal matters (c)	—	36
Ongoing EBIT (2)	$212	$352
(1)Net earnings (loss) margin is approximately 5.5% and (0.5)% for the three and six months ended June 30, 2024 compared to 1.8% and (1.0)% in the same prior year periods. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three and six months ended June 30, 2024 and June 30, 2023, respectively.
(2)Ongoing EBIT margin is approximately 5.3% and 4.8% for the three and six months ended June 30, 2024 compared to 7.3% and 6.4% in the same prior year periods. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three and six months ended ended June 30, 2024 and June 30, 2023, respectively.

Ongoing Earnings Per Diluted Share Reconciliation	Three Months Ended June 30,
	2024	2023
Earnings (loss) per diluted share	$3.96	$1.55
Impact of M&A transactions (b)	0.90	0.47
Legacy MDA Europe legal matters (c)	—	0.65
Restructuring expense (a)	0.91	—
Income tax impact	0.26	(0.12)
Normalized tax rate adjustment (d)	(3.64)	1.66
Ongoing earnings per diluted share	$2.39	$4.21

Free Cash Flow (FCF) Reconciliation: in millions	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
Cash provided by (used in) operating activities	$(485)	$(370)
Capital expenditures	(228)	(217)
Free cash flow	$(713)	$(587)

Cash provided by (used in) investing activities	$(432)	$(222)
Cash provided by (used in) financing activities	$501	$(110)

Footnotes
(a) RESTRUCTURING EXPENSE - In March 2024, the Company committed to workforce reduction plans. $23 million was recorded during the first quarter, of which $14 million was employee termination costs and $9 million was other associated exit costs. During the second quarter of 2024, the Company executed additional restructuring actions as part of the Company's complexity reduction and organizational simplification efforts. Total costs for these actions were $50 million, primarily in employee termination costs, which were incurred within the second quarter of 2024.
(b) IMPACT OF M&A TRANSACTIONS - On January 16, 2023, we signed a contribution agreement to contribute our European major domestic appliance business into a newly formed entity with Arçelik. In connection with the transaction, we recorded a loss on disposal of $292 million for the six months ended June 30, 2024, of which $45 million was incurred in the second quarter of 2024. Additionally, we incurred other unique transaction related costs related to portfolio transformation for a total of $17 million for the six months ended June 30, 2024, of which $5 million was incurred in the second quarter of 2024. These transaction costs are recorded in Selling, General and Administrative expenses on our Consolidated Condensed Statements of Comprehensive Income (Loss).
For the six months ended June 30, 2023, a loss on disposal of $240 million was recorded, of which $18 million was recorded during the second quarter. Additionally, we incurred other unique transaction related costs related to portfolio transformation for a total of $8 million for the three and six months ended June 30, 2023. These transaction costs are recorded in Selling, General and Administrative expenses on our Consolidated Condensed Statements of Comprehensive Income (Loss).
(c) LEGACY MDA EUROPE LEGAL MATTERS - During the second quarter of 2023, the Company accrued $36 million related to the Competition Investigation and Trade Customer Insolvency matters of our European major domestic appliance business.
(d) NORMALIZED TAX RATE ADJUSTMENT - During the second quarter of 2024, the Company calculated a GAAP tax rate of (687)%. Ongoing earnings per share was calculated using an adjusted tax rate of (14)%, which excludes the non-tax deductible impact of M&A transactions of approximately $50 million recorded in the second quarter of 2024 and certain other tax impacts related to Europe transaction. The Company expects a full-year GAAP tax rate of approximately 25% and adjusted effective tax rate of approximately (8)%, revised from the prior quarter estimate primarily due to lower forecasted earnings before income taxes.
During the second quarter of 2023, the Company calculated ongoing earnings per share using an adjusted tax rate of 11%, which excludes the non-tax deductible impact of M&A transactions of approximately $26 million recorded in the second quarter of 2023. During the full-year of 2023, the Company calculated ongoing earnings per share using an adjusted tax rate of (7)% which excludes the non-tax deductible impact of M&A transactions of approximately $25 million recorded in the fourth quarter of 2023 and which reflects certain tax benefits related to legal entity restructuring transactions in the fourth quarter of 2023.
Additionally, in the full-year 2024 outlook, the Company calculated ongoing earnings per share using a full-year adjusted tax (non-GAAP) rate of approximately (8)%. Subsequent to the closure of the Europe transaction, the Company has recorded certain significant tax benefits related to legal entity restructuring transactions. Additional tax impacts from legal entity restructuring projects are possible in future quarters, and those future impacts have been included in our expected full-year non-GAAP tax rate. Reconciling from our expected full-year GAAP tax rate of approximately 25%, certain Europe transaction tax impacts have been adjusted from our full-year adjusted tax (non-GAAP) rate of approximately (8)%.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate our anticipated 2024 full-year GAAP tax rate of approximately 25% and adjusted tax rate of approximately (8)%. We currently estimate earnings per diluted share for 2024 as follows:

2024
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2024	~$3.00
Including:
Impact of M&A transactions	$5.75
Restructuring expense	$1.25
Income tax impact	$0.50
Normalized tax rate adjustment	$1.50

Industry Demand
MDA North America	Flat
MDA Latin America	5 - 7%
MDA Asia	4 - 6%
SDA Global	Flat
MDA Europe (Q1 Actuals)	(1)%
For the full-year 2024, we expect to generate cash from operating activities of approximately $1,050 million and free cash flow of approximately $500 million, including restructuring cash outlays of approximately $75 million and capital expenditures of approximately $550 million.
Additionally, in the full-year 2024 outlook, the Company calculated ongoing earnings per share using a full-year adjusted tax (non-GAAP) rate of approximately (8)%. Subsequent to the closure of the Europe transaction, the Company has recorded certain significant tax benefits related to legal entity restructuring transactions. Additional tax impacts from legal entity restructuring projects are possible in future quarters, and those future impacts have been included in our expected full-year non-GAAP tax rate. Reconciling from our expected full-year GAAP tax rate of approximately 25%, certain Europe transaction tax impacts have been adjusted from our full-year adjusted tax (non-GAAP) rate of approximately (8)%.

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

Millions of dollars	2024
Current Outlook
Cash provided by (used in) operating activities (1)	~$1,050
Capital expenditures	~$550
Free cash flow	~$500
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
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, including the Israel-Palestinian conflict, the Red Sea conflict and its impact on shipping and logistics and government actions in China, among other factors, we expect to continue to be impacted by the following factors: a global shortage of certain components, a strain on raw material and input cost inflation, and fluctuations in logistics availability, timing and costs, all of which began easing in 2023 but remain volatile. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2023.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
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
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the six months ended June 30, 2024, we repurchased 455,952 shares under these programs at an aggregate price of approximately $50 million. At June 30, 2024, there were approximately $2.5 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2024:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2024 through April 30, 2024	—		—	$2,537
May 1, 2024 through May 31, 2024	—		—	2,537
June 1, 2024 through June 30, 2024	—		—	2,537
Total	—		—
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and has no expiration date.

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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial and Administrative Officer
Date:	July 25, 2024