Form 10-K
period 2024-12-31
WHIRLPOOL CORP /DE/
filed 2025-02-13
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was $5,419,952,977.

On February 7, 2025, the registrant had 55,382,815 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
Portions of the registrant's proxy statement for the 2025 annual meeting of stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2024 are incorporated by reference into Part III of this Annual Report on From 10-K.
Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2024

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this annual report, including those within the forward-looking perspective section within the Management's Discussion and Analysis section, do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "guarantee," "seek," and the negative of these words and words and terms of similar substance. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown including those identified below under “Item 1A. Risk Factors,” and elsewhere herein. Unless otherwise indicated, the terms "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries.

ITEM 1.	BUSINESS

Our Company Improving life at home has been at the heart of our business for 113 years – it is why we exist and why we are passionate about what we do.
Whirlpool Corporation ("Whirlpool"), committed to being the best kitchen and laundry company, in constant pursuit of improving life at home, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in six countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, environmental sustainability, social responsibility and community involvement. Whirlpool had approximately $17 billion in annual net sales and 44,000 employees in 2024.
We conduct our business through four operating segments: Major Domestic Appliances (“MDA”) North America; MDA Latin America; MDA Asia; and Small Domestic Appliances (“SDA”) Global. The MDA Europe segment, which is presented within our results through the first quarter of 2024, was deconsolidated as of April 1, 2024. For additional information, see Note 15 and Note 16 to the Consolidated Financial Statements.
As used herein, and except where the context otherwise requires, "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries.
Our Strategic Architecture
Our strategic architecture is the foundational component that drives our shareholder value creation strategy. Below are the key components of our strategic architecture for 2024.

Portfolio Transformation
Whirlpool Corporation is committed to delivering significant, long-term value to both our consumers and our shareholders. In 2024, we completed a transaction to contribute our European major domestic appliance business into a newly formed company with Arcelik. Additionally, we sold our Middle East and North Africa business to Arcelik. These transactions marked a major milestone in our portfolio transformation to becoming a higher growth and higher margin business, unlocking significant value creation opportunities for the Company. Our value creation approach is enabled by three strong pillars: small appliances, major appliances, and commercial appliances. In recognition of our portfolio transformation, we reorganized our operating segments effective January 1, 2024, including presenting our SDA Global business as a separate operating segment.

THREE STRONG PILLARS

SMALL APPLIANCES
GROW, ALSO INORGANICALLY

#1 Premium SDA Business

Serve 'Full' Cooking Journey

EBIT >15%

MAJOR APPLIANCES
STRENGTHEN + REFOCUS

#1 in NAR & LAR

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
We are committed to being the best kitchen and laundry company. Our global footprint includes developed countries and emerging markets, including a leading position in many of the key countries in which we operate. In 2025 and beyond, we expect to continue to win in the Americas with our leading position in multiple countries and leading U.S. builder share.
Our Sustained Investment in Innovation
Whirlpool Corporation has been responsible for a number of first-to-market innovations. These include the first electric wringer washer in 1911, the first residential stand mixer in 1919, the first countertop microwave in 1967, the first energy and water efficient top-load washer in 1998 and the first top-load clothes washer with a removable agitator in 2021. In 2024, we launched more than 100 new products throughout the world, demonstrating our commitment to innovation. These include the KitchenAid Espresso collection of semi-automatic and fully-automatic espresso machines, the KitchenAid rice and grain cooker, and our Spin & Load dishwasher rack accessory designed with accessibility in mind. We also expanded our award-winning Pet Pro laundry technology to front load washers and dryers and we introduced the FreshFlow Vent System in our Whirlpool brand, the first fan-powered system with antimicrobial protection designed to help keep both clothes and washing machines fresh.
We are committed to continue innovating for a new generation of consumers. Our world-class innovation pipeline has driven consistent innovation, enabled by a passionate culture of employees focused on bringing new technologies to market.
Throughout the past year, we have remained committed to delivering connected appliances that seamlessly integrate into the evolving smart home ecosystem. Our focus has been on enhancing the consumer experience through key features such as voice control compatibility with popular smart home assistants and WiFi connectivity that make life at home easier, faster and better. Additionally, we have continued to provide over-the-air updates to help ensure optimal performance and functionality for qualified connected appliances. These advancements, coupled with our highly-rated mobile app platform, demonstrate our dedication to providing consumers with a superior connected appliance experience.
Whirlpool manufactures and markets a full line of major home appliances and related products. Our principal products are laundry appliances, refrigerators and freezers, cooking appliances, and dishwashers. Additionally, the Company has a strong portfolio of small domestic appliances, including the KitchenAid stand mixer, and a strong line of commercial laundry appliances. We have successfully integrated the InSinkErator business into our North America operations, expanding our portfolio of products to include food waste disposers and instant hot water dispensers for home and commercial use. InSinkErator product net sales are reported under the 'Other' product category which are aggregated under the 'Dishwashing and Other' category on the chart below. KitchenAid Small Domestic Appliance net sales are reported under the 'Cooking Appliances' product category.
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

We aim to position our brands as essential to many consumer segments by meeting their wide-ranging needs and aspirations. Our sales are led by two global iconic brands: Whirlpool and KitchenAid. Whirlpool is a trusted partner for families worldwide, making it easier to provide the care and support loved ones need to thrive every day. From innovative laundry solutions to intuitive kitchen appliances, Whirlpool ensures that care is simple, reliable, and always within reach. KitchenAid, on the other hand, inspires a deeper connection to the culinary experience. With its seamless blend of innovation and design, KitchenAid products were designed for personalization and empowering the maker. Together, these brands deliver differentiated products that combine exceptional performance and desirable features while remaining accessible to consumers everywhere.
Additionally, we have a number of strong regional and local brands, including Maytag, Brastemp, Consul, Amana, InSinkErator and JennAir. These brands add to our impressive depth and breadth of kitchen and laundry product offerings and help us provide products that are tailored to local consumer needs and preferences. Our best brand portfolio in the industry, paired with our robust investment in research and development and consumer insights, position us well to meet trends in consumer preferences and demand.
Strong Cost Position
We have a culture of cost optimization and productivity, which we call productivity for growth, and it includes continuous focus on cost efficiency. We have a history of delivering substantial gains through reduced complexity in all aspects of our business: research, design, reduced architectures, and reduced footprint. Our regional scale enables our local-for-local production model as we continue to focus on producing as efficiently as possible.

As the macro environment continues to change, we believe our demonstrated ability to execute cost takeout allows us to effectively cope with macroeconomic challenges, and we see additional opportunities to further streamline our cost structure in the years ahead. Throughout 2024 we continued to manage our fixed cost base across manufacturing, logistics and selling, general and administrative expenses while at the same time continuing our portfolio transformation journey. We also continue our journey to reduce the complexity of our design and product platforms. We believe this initiative, among many others, will enable us to utilize increased modular production and improved scale in procurement.

We are committed to even further cost improvement, creating strong levels of value for our shareholders, regardless of the external environment.

Value Creation Framework
Our long-term value creation framework is built upon the strong foundation we have in place: our industry-leading brand portfolio and robust product innovation pipeline, supported by our leading regional scale and executed by our exceptional employees throughout the world.
Our long-term value-creation goals reflect our agile and resilient business model, which we believe enables us to succeed in any operating environment with profitable growth, margin expansion, and cash conversion.
Capital Allocation Strategy
We take a balanced approach to capital allocation by focusing on the following key metrics:
In 2024, we continued our 69th year of quarterly dividends, with $384 million in dividends paid. We continue to prioritize debt repayments, with approximately $500 million of debt repayment in the second quarter of 2024. We remain committed to funding innovation and growth and are confident in our ability to generate strong free cash flow. Our free cash flow generation, coupled with our balance sheet strength, provides us the flexibility to support our commitment to returning cash to shareholders.

Business Summary by Segment
As of January 1, 2024, we reorganized our operating segments. The MDA Europe segment was deconsolidated as of April 1, 2024. For additional information, see Note 15 and Note 16 to the Consolidated Financial Statements.

MDA North America
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

MDA Latin America
•In Latin America, we produce, market and distribute our major home appliances and other consumer products primarily under the Consul, Brastemp, Whirlpool, KitchenAid, Acros, Maytag and Eslabon de Lujo brand names primarily to retailers, distributors and directly to consumers.

•We serve the countries of Brazil, Mexico, Bolivia, Paraguay, Uruguay, Argentina, Colombia, Chile, and certain Caribbean and Central America countries, via sales and distribution through accredited distributors.

MDA Asia
•In Asia, we market and distribute our major home appliances in multiple countries, notably in India.

•We market and distribute our products in Asia primarily under the Whirlpool, Elica, Maytag, and KitchenAid brand names through a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores.

•In May 2021, we sold our majority interest in Whirlpool China and subsequently retained a non-controlling interest. Whirlpool China continues to sell Whirlpool-branded products through a licensing agreement in China. In September 2021, we acquired a majority interest in Elica PB India and increased our interest by 10% in the third quarter of 2024.

•In 2024, we reduced our ownership in Whirlpool of India from 75% to 51%, and we recently announced our intent to reduce our ownership stake to ~20% in 2025 via market sale.

SDA Global

•We market small domestic appliances under the KitchenAid brand name to retailers, distributors and directly to consumers.

•We serve the countries of United States, Canada, Germany, Australia, and France, among others.

Competition
Competition in the major home appliance industry is intense, including competitors such as BSH (Bosch), Electrolux, Haier, Hisense, LG, Mabe, Midea, Panasonic and Samsung, many of which are increasingly expanding beyond their existing manufacturing footprint. Competitors in the small domestic appliance industry include Breville, DeLonghi, Ninja, Groupe SEB, and Cuisinart, among others. The competitive environment includes the impact of a changing retail environment, including the shifting of consumer purchase practices towards e-commerce and other channels. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices, and many of whom have their own brands which compete with our products. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building strong brands, enhancing trade customer and consumer value with our product and service offerings, meeting or exceeding our emissions and product efficiency commitments, optimizing our regional footprint and trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.
Seasonality
The Company's quarterly revenues have historically been affected by a variety of seasonal factors, including holiday-driven promotional periods. In each fiscal year, the Company's total revenue and operating margins are typically highest in the third and fourth quarter, and this pattern is more pronounced in our SDA Global operating segment.
Raw Materials and Purchased Components
Our supplier performance is essential to our business. Some supply disruptions and unanticipated costs have been and may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. In the event of a disruption, we have been able and believe that we would be able to leverage our scale to qualify and use alternate materials, though sometimes at premium costs. In 2022, our industry was impacted by supply constraints with our suppliers, factories, and logistics providers, based in significant part on geopolitical developments and macroeconomic factors beyond our control. Throughout 2023 and 2024, supply chain constraints and inflation moderated, while geopolitical and macroeconomic factors remained volatile in certain countries.
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
Trademarks, Licenses and Patents
We consider the trademarks, copyrights, patents, and trade secrets we own, and the licenses we hold, in the aggregate, to be a valuable asset. Whirlpool is the owner of a number of trademarks in the United States and foreign countries. Whirlpool has a strong presence in North America with the Whirlpool, Maytag, JennAir, KitchenAid, InSinkErator, and Amana brands; in Latin America with Consul, Brastemp, Whirlpool, KitchenAid and Acros brands; and in Asia with Whirlpool brand.

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
Government Regulation and Protection of the Environment
We know that an environmentally sustainable Whirlpool is a more competitive Whirlpool - a company better positioned for long-term success. Our Environmental, Social and Governance (ESG) strategy is an integral part of our long-term, globally aligned strategic imperatives and operating priorities. It is deeply embedded in our vision, mission and values as an organization. We seek opportunities to broaden and deepen our ESG commitments and to continue making life at home, in our communities and in our operations better today and in the future.
We are committed to developing innovative products that drive efficiencies in water and energy use and save our consumers’ time. From the initial design phase to packaging and end of life, we leverage new technologies, materials and processes, embedding sustainability throughout as we work to minimize the environmental impact of our products while upholding our commitment to excellence in quality and performance. We are also committed to a 20 percent reduction in emissions linked to the use of our products (scope 3 category 11) across the globe by 2030, compared to 2016 levels. This target has been approved by the Science Based Targets initiative, and builds on the Company's reduction in emissions across all scopes since 2005.
In 2021, the Company announced a global commitment to reach a net zero emissions target in its plants and operations (scopes 1 and 2) by 2030, which is expected to cover Whirlpool Corporation's manufacturing sites and its large distribution centers around the world. We expect to achieve this target by generating and consuming renewable energy, including installation of wind turbines, solar panels and investing in off-site renewables through virtual power purchase agreements, improvements in energy efficiency, electrification and leveraging carbon removal to offset emissions that cannot be avoided.
We comply with all laws and regulations regarding protection of the environment, and in many cases where laws and regulations are less restrictive, we have established and are following our own standards, consistent with our commitment to environmental responsibility. These compliance requirements pair well with our ESG focus and we believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position during 2024 and is not expected to be material in 2025.
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
Various municipal, state, and federal regulators have discussed, proposed, or sought to enact new regulations or bans on appliances that utilize natural gas. These regulations would impose transition costs and impact our product mix and product offerings, among other impacts. We also believe that transition to a lower-carbon economy presents opportunities for our business, given our broad-based product portfolio of resource-efficient appliances, including a full line of electric, natural gas and induction-based appliances.

Our operations are also subject to numerous legal and regulatory requirements concerning product energy usage, data privacy, cybersecurity, employment conditions and worksite health and safety, among others. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways that delay production or make production more costly. The costs to comply, or associated with any noncompliance, are, or can be, significant and vary from period to period.

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
Our Human Capital Strategy is built around three pillars:
Effective and Efficient Organization
Our employees are a critical driver of Whirlpool’s global business results. On December 31, 2024, Whirlpool employed approximately 44,000 employees across 27 countries, with 39% located within the United States. Outside of the United States, our largest employee populations were located within Brazil and Mexico.
Through our organizational effectiveness practices, we ensure that our organizational design, processes and governance are fit for purpose. For example, we evaluated and increased the average span of control for our people leaders to be aligned with best practice, reduced complexity and increased the speed of decision-making. We also changed reporting lines and the way work is accomplished to enable more autonomy, speed, and agility within our business units. Lastly, we identified and have begun implementing technology enhancements and process improvements needed to enable our strategic imperatives and operational priorities.

In 2024, as part of our organizational model, we introduced Accelerator Centers of Excellence, a more refined Strategic Center and Business Unit Services. During 2025, we will further evolve our business services model, transitioning certain functional processes to a third-party partner. This will allow us to optimize cross-functionally, leverage scale, and automate repeatable operational processes to capture efficiency gains and further enable speed and agility within our business units.

Best Talent and Leadership
We believe that our talent is a competitive advantage. We invest in attracting the best talent, developing employees’ skills and capabilities, and retaining top talent. We provide robust and challenging career opportunities for employees, which ensures that we build a deep succession bench for our leadership roles. We provide all employees with access to learning opportunities to improve critical skills in order to develop the capabilities required to succeed now and into the future.
Development of leadership acumen within Whirlpool Corporation is critical in ensuring people leaders at all levels are capable and confident in their ability to bring out the best in our people. At Whirlpool, we believe in “Leaders Teaching Leaders'' where our senior leaders are expected to embrace their role in developing our next generation of leaders. As a result, all of our leadership development programs are internally designed and facilitated by Whirlpool leaders. The benefits of this strategy are multifold; our senior leaders learn and grow by teaching others, our next-level leaders learn from their role models’ personal experiences and in turn, our organization builds a leadership engine. Leadership development is a crucial component of our overall organizational strategy, and will continue to be an area of focus in the coming years.

Winning Culture
We continually foster a “family feel” culture where we are accountable to each other. This means that we live our enduring values and conduct ourselves in a way that is consistent with the Whirlpool Leadership Model behaviors.
We leverage a multi-faceted employee listening strategy to better understand our employees’ experience and needs, including regular employee engagement pulse surveys that cover broad engagement, belonging and well-being topics. In 2024, we solicited feedback on topics related to the support that our employees needed, in light of our business strategy and portfolio transformation. We used this feedback to design “Leading Change” sessions to equip our senior leaders to drive ongoing change and empower their teams to deliver our portfolio transformation.
Our employees’ safety and well-being is of the utmost importance. Whirlpool has a proud history of providing our employees with comprehensive and competitive benefits packages and we continue to invest in our employees' health and well-being. Our global well-being strategy focuses on six main pathways: Be healthy; Be you; Be balanced; Be curious; Be prepared; and Be connected, to further empower and support our employees to “Be Well” in all aspects of their lives. We provide benefits, resources and tools, such as webinars and communications globally, to help employees explore each of the pathways. We also provide a global Employee Assistance Program to support employees and their families with confidential counseling, coaching and referral services to address personal or work concerns that affect their well-being.
Whirlpool offers a variety of programs globally to protect the health and safety of our employees. While we maintain targets for year-over-year reduction of the total recordable incident rate and serious injuries, our goal is always zero.
Whirlpool believes in creating a culture of inclusion where all employees feel a sense of belonging. Inclusion and Diversity has been an enduring value at Whirlpool for decades. Our efforts to appreciate all perspectives and backgrounds enable us to understand our diverse consumer base, improve our products so they can be used by everyone, and make our communities stronger.
For additional information, please see Whirlpool’s website (www.whirlpoolcorp.com), and forthcoming 2025 Proxy Statement and 2024 Sustainability Report. The contents of our Sustainability Report, Proxy Statement (except where noted herein), and the Company's website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Other Information
For information about the challenges and risks associated with our foreign operations, see "Risk Factors" under Item 1A.
Whirlpool is a major supplier of laundry, refrigeration, cooking and dishwasher home appliances to Lowe's, a North American retailer. Sales to Lowe's represented approximately 13%, 13%, and 14% of our consolidated net sales in 2024, 2023 and 2022, respectively. Lowe's represented approximately 38% and 38% of our consolidated accounts receivable as of December 31, 2024 and 2023, respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

Information About Our Executive Officers
The following table sets forth the names and ages of our executive officers on February 13, 2025, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Marc R. Bitzer	Chairman of the Board and Chief Executive Officer	2006	60
James W. Peters	Executive Vice President and Chief Financial and Administrative Officer and President, Whirlpool Asia	2016	55
Carey Martin	Executive Vice President and Chief Human Resources and Corporate Relations Officer	2023	48
Juan Carlos Puente	Executive Vice President and President, Whirlpool Latin America	2023	50
Ludovic Beaufils	Executive Vice President and President, KitchenAid Small Appliances	2024	52
Alessandro Perucchetti	Executive Vice President and President, Whirlpool North America	2024	49
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2025 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal.
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
Each of our operating segments operates in a highly competitive business environment and faces intense competition from a significant number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as those set forth in the Business section of this Annual Report on Form 10-K, are large, well-established companies, ranking among the Global Fortune 500. We also face competition that may be able to quickly adapt to changing consumer preferences, particularly in the connected appliance space, or may be able to adapt more quickly to changes brought about by supply chain constraints, inflationary pressures, currency fluctuations, geopolitical uncertainty, epidemics or pandemics, increased interest rates or other factors. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices, and which have and may in the future merge, consolidate, form alliances or further increase their relative purchasing scale. Competition in the global appliance industry is based on a number of factors including selling price, product features and design, consumer preference, performance, innovation, reputation, energy efficiency, service, quality, cost, distribution, and financial incentives, such as promotional funds, sales incentives, volume rebates and terms. Many of our competitors are increasingly expanding beyond their existing manufacturing footprints. Our competitors, especially global competitors with low-cost sources of supply, vertically integrated business models and/or highly protected home countries outside the United States (U.S.), have aggressively priced their products and/or introduced new products to increase market share and expand into new geographies. Many of our competitors have established and may expand their presence in the rapidly changing retail environment, including the continued shift of consumer purchasing practices towards e-commerce and other channels, and the increasing global prevalence of direct-to-consumer sales models. In addition, technological innovation is a significant competitive factor for our products, as consumers continually look for new product features that save time, effort, water and energy. We may further be exposed to competitive risks related to the adoption and application of new technologies by established participants or new entrants, and competitive risks from uncertainty driven by changes to trade laws, regulations and policies, including tariffs, sanctions, and import/export controls. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be adversely affected.

A loss of or substantial decline in volume of sales to any of our key trade customers, major buying groups, and/or builders could adversely affect our financial performance.
We sell to a sophisticated customer base of large trade customers, including large domestic and international trade customers, that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, allowing trade customers to change volume among suppliers like us. As the trade customers continue to become larger through merger, consolidation or organic growth, they have sought and may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. As has occurred in the past, if we are unable to meet their demand requirements, our volume growth and financial results could be adversely affected. We also continue to pursue direct-to-consumer sales globally, including the launch of direct-to-consumer sales on most of our brand websites in recent years, which may impact our relationships with existing trade customers. The loss or substantial decline in volume of sales to our key trade customers, major buying groups, builders, or any other trade customers to which we sell a significant amount of products, has adversely affected and in the future could adversely affect our financial performance. Additionally, the loss of share with these trade customers, or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our financial statements.
Failure to maintain our reputation and brand image could adversely impact our business.
Our brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands depends on our marketing efforts, including advertising and consumer campaigns, as well as product innovation. We could be adversely impacted if we fail in these efforts or if, whether or not justified, the reputation or image of our company or any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us, product safety concerns, data privacy breaches or quality issues, inability to meet our net zero or other sustainability goals, or negative association with any brand could damage our reputation and brand image, undermine our customers' confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including an ever-increasing reliance on social media and online dissemination of advertising campaigns. Inaccurate or negative posts, comments or reviews have been and may continue to be made about us or our products on social media and other websites that can spread rapidly through such forums, which could seriously damage our reputation and brand image. If we do not protect, maintain, extend and expand our brand image, then our financial statements could be materially and adversely affected.
An inability to effectively execute and manage our business objectives, strategic portfolio transformation and transition to an outsourced third-party business unit services model could adversely affect our financial performance.
The highly competitive nature of our industry requires that we effectively execute and manage our business objectives, including key strategic priorities and initiatives. In 2022, we announced a strategic portfolio transformation initiative with a goal of focusing our portfolio on higher-growth, higher-margin businesses. Since that time, we have divested our operations in Russia and the Middle East and North Africa (MENA), contributed our Europe major appliance business to a newly formed entity with Arcelik (“Beko Europe”), acquired InSinkErator, and increased Whirlpool India’s ownership in Elica PB India. We also resegmented our operating segments to provide more information on our small domestic appliance business, and undertook a reorganization of our salaried workforce focused on efficiency and empowering our business units.

The successful implementation of the initiative has and may in the future present challenges and we may not be able to fully realize all of the anticipated benefits from the initiative. Events and circumstances, such as financial or strategic difficulties, organizational and people transitions, delays and unexpected costs may occur that could result in the Company not realizing all of the anticipated benefits or the Company not realizing such benefits on our expected timetable. If we are unable to fully realize the anticipated benefits from our portfolio transformation, including increased profitability driven by higher-growth, higher-margin businesses, our ability to fund other initiatives may be adversely affected. The failure to implement successfully this or our other important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.

In 2024, as part of our organizational model, we introduced Accelerator Centers of Excellence, a more refined Strategic Center and Business Unit Services. During 2025, we will further evolve our business services model, transitioning certain functional processes to a third-party provider. The reliance on external providers may increase the risk of service disruptions, data breaches, or non-compliance with regulatory requirements. Standardized processes may lead to a lack of flexibility, making it harder to respond to specific business unit needs. Additionally, inconsistent oversight of third-party operations could compromise the accuracy and integrity of financial reporting, while diminished internal control over key functions could result in errors, fraud, or regulatory penalties.
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

We have applied for intellectual property protection in the U.S. and other key jurisdictions with respect to certain innovations and new products, design patents, product features, and processes. We cannot be assured that the U.S. Patent and Trademark Office or any similar authority in other jurisdictions will approve any of our patent applications. Additionally, the patents we own could be challenged or invalidated, others could design around our patents or the patents may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, the laws of certain foreign countries in which we do business do not recognize intellectual property rights or protect them to the same extent as U.S. law. These factors could weaken our competitive advantage with respect to our products, services, and brands in foreign jurisdictions, which could adversely affect our financial performance.Moreover, while we do not believe that any of our products infringe on enforceable intellectual property rights of third parties, others have in the past and may in the future assert intellectual property rights that cover some of our technology, brands, products, or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly license agreements or modify our products or services. We also may be subject to significant damages, injunctions against the development and sale of certain products or services, or limited in the use of our brands.In addition, advances in and growing adoption of AI technology may exacerbate intellectual property risks, including the risk that existing intellectual property laws and rights may not provide adequate protection given advances in AI technology. AI may also increase the risk of inadvertent disclosure of Whirlpool's trade secrets and other confidential information as well as the risk that Whirlpool inadvertently infringes upon others' intellectual property rights.
OPERATIONAL RISKS
We face risks associated with our divestitures, acquisitions, other investments and joint ventures.
From time to time, we make strategic divestitures, acquisitions, investments and participate in joint ventures. For example, in 2021, we divested our majority interest in Whirlpool China (formerly Hefei Sanyo), and in 2022, we divested our operations in Russia and acquired our InSinkErator business from Emerson Electric Co. In April 2024, we closed the sale of our MENA major domestic appliance business and also contributed our European major domestic appliance business to Beko Europe, while retaining a 25% interest in Beko Europe. These transactions, and other transactions that we have entered into or which we may enter into in the future, involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We have encountered and may encounter difficulties in integrating acquisitions with our operations, separating divested businesses from our operations, undertaking post-acquisition restructuring activities, applying our internal control processes to these acquisitions, managing strategic investments, and in overseeing the operations, systems, and controls of acquired companies. We have also experienced and may in the future experience entity governance and management difficulties where we hold only a minority, as is the case with Beko Europe and Whirlpool China, or simple majority equity ownership position. Integrating acquisitions and carving out divestitures is often costly, may be dilutive to earnings and may require significant attention from management. There might also be differing or inadequate cybersecurity and data protection controls, which could impact our exposure to data security incidents and potentially increase anticipated costs or time to integrate the business, as well as inadequate protection and/or unauthorized usage of our intellectual property. In addition, our ability to apply our internal controls and compliance policies to our minority interest investments is limited and can expose us to additional financial and reputational risks. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction.
While our evaluation of any potential transaction includes business, legal, regulatory and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews have not always or consistently identified and may not always or consistently in the future identify all of the issues necessary to accurately estimate and address the cost, time and potential loss contingencies of a particular transaction, including potential exposure to regulatory actions and other potential compliance-related liabilities resulting from an acquisition target's previous activities, costs associated with any quality issues with an acquisition target's legacy products or difficulties and costs associated with obtaining necessary regulatory approvals. In addition, certain liabilities have in the past and may be in the future retained by Whirlpool when closing a facility, divesting an entity or selling physical assets, and certain of these retained liabilities have been material in the past and may be in the future. For example, we agreed to retain certain liabilities relating to legacy EMEA legal matters (see Note 7) in connection with the MENA sale and Europe contribution transactions which closed in April 2024. In addition, changes to the U.S. and foreign regulatory approval process and requirements in connection with an acquisition have caused and may cause approvals to take longer than anticipated to obtain, not be forthcoming or contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of the transaction to us and could impede the execution of our business strategy.
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
Our operations and those of our suppliers are subject to disruption for a variety of unexpected reasons, including, but not limited to, sudden changes in business conditions, plant shutdowns or slowdowns, transportation delays due to port delays or any disruption on the supply chain, work stoppages, epidemics and pandemics, labor shortages, labor relations, global geopolitical instability, foreign conflict or country invasion, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, disputes with suppliers, distributors or transportation providers, financial issues such as supplier bankruptcy, information technology failures, hazards such as fire, earthquakes, flooding, or other natural disasters, including due to climate change, and increased homeland security requirements in the U.S. and other countries. For example, we have in the past and may in the future be significantly impacted by supply chain issues, due to factors largely beyond our control, including a global shortage of certain components, such as select semiconductors, a strain on raw materials and input cost inflation. These issues have delayed and could in the future delay importation and increase the cost of products and/or components or require us to locate alternative providers to avoid disruption to customers. These alternatives have not always been and in the future may not be available on short notice and have in the past and in the future could result in higher transit costs and stock availability, which could have an adverse impact on our business and financial statements. Additionally, we are subject to our suppliers’ capabilities to accurately forecast and manage their production and supply chains and consistently supply us with parts and raw materials, which can impact our operations given the combination of potential issues including sourcing thousands of parts globally from numerous suppliers in multiple countries.
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
For the year ended December 31, 2024, sales outside the North America region represented a significant amount of our net sales. We expect that international sales will continue to account for a significant percentage of our net sales. Accordingly, we have faced and continue to face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:
•Political, legal, and economic instability and uncertainty, including the ongoing conflict between Russia and Ukraine, Israel and Palestine, China and Taiwan tensions, the Red Sea conflict and its impact on shipping and logistics and other global conflicts, including tensions between China and the United States, economic instability in Argentina, as well as pandemic-related uncertainties in the countries in which we operate;
•Foreign currency exchange rate fluctuations;
•Changes in foreign tax rules, regulations and other requirements, including changes in tax rates and changes in statutory and judicial interpretations of tax laws which could result in significant tax disputes;
•Changes in diplomatic and trade relationships, including sanctions and related regulations resulting from the current political situation in countries in which we do business, and potential changes to the United States-Mexico-Canada Agreement (USMCA);
•Inflation and/or deflation, and changes in interest rates;
•Changes in foreign country regulatory requirements, including data privacy laws;
•Various import/export restrictions and disruptions and the availability of required import/export licenses;
•Imposition of tariffs and other trade barriers;
•Managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery, anti-corruption regulations, and anti-money laundering regulations, such as the U.S. Foreign Corrupt Practices Act (FCPA), U.K. Bribery Act, and antitrust laws;
•Significant limitations in our ability to apply our internal controls over financial reporting to our minority interest investments;
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

We are subject to the FCPA, U.K. Bribery Act, and other similar non-U.S. laws and regulations, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. Our internal controls may not always protect us from the improper conduct of our employees, suppliers, sub-suppliers or other contract parties, agents and business partners. Additionally, any suspicion or determination that we have violated the FCPA, U.K. Bribery Act, or other anti-bribery and/or anti-corruption laws could have a material adverse effect on us. We may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target's violation of applicable laws, such as the FCPA, the U.K. Bribery Act, and/or similar anti-bribery/anti-corruption laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities.
Risks associated with unanticipated social, political, economic and/or public health events, including epidemics and pandemics, may materially and adversely impact our business.
Terrorist attacks, cyber events, armed conflicts (including the war in Ukraine discussed elsewhere in Risk Factors and other global conflicts), bank failures, civil unrest, espionage, natural disasters, governmental actions, epidemics and pandemics have and could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Many of such events have impacted and could directly impact our physical facilities or those of our suppliers or customers.
Also, a resurgence or development of new strains of COVID-19, or other public health emergencies, epidemics or pandemics, could negatively impact our global operations, trade customers, suppliers, consumers, and each of their financial conditions.
We have been and may be subject to information technology system failures, cloud failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our operations, financial condition and operating results.
We depend on information technology to improve the effectiveness of our operations, to interface with our customers, consumers and employees, to maintain the continuity of our manufacturing operations, and to maintain financial accuracy and efficiency. In addition, we collect, store, and process confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Our business processes and data sharing across suppliers and vendors is dependent on technology system availability. Our systems may depend, directly or indirectly, on software developed by third parties (such as open source libraries or vendor software) and we may have limited visibility into the robustness of the security practices followed during design, development, or remediation of this third party software. The failure of any such systems, whether internal, cloud-based or third-party, could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other financial and business disruptions, employee relations issues, the loss of or damage to intellectual property and the unauthorized disclosure or compromise of personal data of consumers and employees or of commercially sensitive information.
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
Unauthorized access has in the past and could in the future disrupt our business, result in the loss of assets, expose the company to potential litigation and/or regulatory liability, and adversely affect our reputation. Cyber attacks are becoming more sophisticated and include ransomware attacks, attempts to gain unauthorized access to data, social engineering and other security breaches that have in the past and could in the future lead to disruptions in availability of critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Our growth in the areas of direct-to-consumer sales and connected appliances (the "Internet of Things"), and increasingly advanced data processing capabilities, accompanied by increasing handling of consumer information has increased these risks. These events have in the past and could in the future impact our customers, consumers, employees, third parties and reputation and have in the past and could in the future lead to financial losses from remediation actions, loss of business or potential litigation or regulatory liability or an increase in expenses. While we have not yet experienced any material impacts from a cyber attack, any one or more future cyber attacks could have a material adverse effect on our financial statements. Further, market dynamics are increasingly driving heightened cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to address these increased risks and to comply with such demands.
Product-related liability or product recall costs could adversely affect our business and financial performance.
We have been and may in the future be exposed to product-related liabilities, which in some instances result in product redesigns, product recalls, or other corrective action. In addition, any claim, product recall or other corrective action that results in significant adverse publicity, particularly if those claims or recalls cause customers to question the safety or reliability of our products, may adversely affect our financial statements. We maintain product liability insurance, but it may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could become more expensive and difficult to maintain or may not be available on commercially reasonable terms, if at all. We are now and may in the future be involved in class action litigation and may be involved in product recalls for which we generally have not purchased insurance, and may be involved in other litigation or events for which insurance products may have limitations.
We regularly engage in investigations of potential quality and safety issues as part of our ongoing effort to deliver quality products to our customers. We are currently investigating certain potential quality and safety issues globally, and as appropriate, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. The actual costs incurred as a result of any future issues could have a material adverse effect on our financial statements.
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

Like many other companies, we are subject to fluctuations in the availability of qualified labor in certain key positions. A shortage of key employees can jeopardize our ability to implement our business objectives and execute our portfolio transformation, and changes in key executives can result in loss of continuity, loss of accumulated knowledge, departures of other key employees, disruptions to our operations and inefficiencies during transition periods. In addition, if we are unable to enforce certain non-compete covenants and confidentiality provisions when key employees leave for a competitor, we may lose a competitive advantage arising from confidential and proprietary company information known to such former employees. An inability to hire, develop, transfer retained knowledge, engage and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations, which could adversely affect our results of operations.

A deterioration in labor relations could adversely impact our global business.
As of December 31, 2024, we had approximately 44,000 employees globally. We are subject to separate collective bargaining agreements with certain labor unions, as well as various other commitments regarding our workforce. We periodically negotiate with certain unions representing our employees and may be subject to work stoppages or may be unable to renew collective bargaining agreements on the same or similar terms, or at all. If we become subject to additional collective bargaining relationships in the future, it could adversely affect our labor costs, how we operate our business, and our operational results. In addition, our global restructuring activities have in the past and may in the future be received negatively by governments and unions and attract negative media attention, which may delay the implementation of such plans. A deterioration in labor relations may have a material adverse effect on our financial statements.
FINANCIAL RISKS
Fluctuations and volatility in the cost and availability of raw materials and purchased components could adversely affect our results of operation.
The sources and prices of the primary materials (such as steel, resins, and base metals) used to manufacture our products and components containing those materials are susceptible to significant global and regional price fluctuations or availability due to inflation, supply and demand trends, transportation and fuel costs, port and shipping capacity, labor costs or disputes, government regulations, including increased homeland security requirements, and tariffs, changes in currency exchange rates and interest rates, price controls, the economic climate, severe weather, climate change, pandemics, and other unforeseen circumstances. For example, we experienced significant raw material inflation in 2021 and 2022, respectively, in addition to many other cost increases throughout our business. In addition, we engage in contract negotiations and enter into commodity swap contracts to manage risk associated with certain commodities purchases, and we have in the past and may in the future experience losses based on commodity price changes. Significant increases in materials cost and availability and other costs now and in the future could have a material adverse effect on our financial statements. As an example, in recent years the company has experienced and may in the future experience significant levels of commodity, logistics and wage inflation across our businesses. We have responded to these inflationary factors with strong cost reduction initiatives and cost-based price increases. An inability to respond to inflationary pressures effectively could have a material adverse effect on our financial statements.
Foreign currency fluctuations may affect our financial performance.
We generate a significant portion of our revenue and incur a significant portion of our expenses in foreign currencies. Changes in the exchange rates of functional currencies of those operations affect the U.S. dollar value of our revenue and earnings from our foreign operations. We use currency forwards, net investment hedges, and other financial products to manage our foreign currency transaction exposures. We cannot completely eliminate our exposure to foreign currency fluctuations, which have in the past and may in the future adversely affect our financial performance. In addition, because our consolidated financial results are reported in U.S. dollars, as we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. Finally, the amount of legal contingencies related to foreign operations may fluctuate significantly based upon changes in exchange rates and usually cannot be managed with currency forwards, options or other financial instruments. Such fluctuations in exchange rates can significantly increase or decrease the amount of any legal contingency related to our foreign operations and make it difficult to assess and manage the potential exposure.
Impairment charges have in the past and may in the future adversely affect our operating results.
We face impairment risk related to our assets. We have a substantial amount of goodwill and indefinite-lived intangible assets, primarily trademarks, on our balance sheet. We test the goodwill and intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, earnings before interest and taxes (EBIT) margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, royalty rates, benefits associated with a taxable transaction and synergies available to market participants. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue for our trademarks, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable. In addition, our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. We also write down product and component inventories that have become obsolete or do not meet anticipated demand or net realizable value. No assurance can be given that, given the unpredictable pace of product obsolescence and business conditions with trade customers and in general, we will not incur additional inventory related charges. We may in the future be required to record an asset impairment charge that, if incurred, could have a material adverse effect on our financial statements.
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

As of December 31, 2024, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $241 million, including $131 million of which was attributable to pension plans and $110 million of which was attributable to postretirement health care benefits. Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions, including discount rates, expected long-term rate of return on plan assets, life expectancies and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, health care cost trend rates and regulatory changes, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.
Failure to maintain our credit ratings could increase our cost of borrowing and could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.
Our costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term credit ratings assigned to our debt by the major credit rating agencies. These ratings are based, in significant part, on our financial performance as measured by metrics such as profitability, interest coverage and leverage ratios, as well as economic conditions in the geographies in which we operate. During 2024, we received credit ratings downgrades by three major credit rating agencies. A further downgrade of our credit rating by any of the major credit rating agencies could result in increased borrowing costs and could adversely affect our liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market. An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.
LEGAL & COMPLIANCE RISKS
Unfavorable results of legal and regulatory proceedings could materially adversely affect our business and financial condition and performance.
We are or may in the future become subject to a variety of litigation and legal compliance risks relating to, among other things: products; intellectual property rights; income and indirect taxes; environmental matters (including matters related to climate change); corporate matters; commercial matters; credit matters; competition laws; distribution, marketing and trade practice matters; customs and duties; occupational health and safety (including matters related to pandemics), industrial accidents, anti–bribery and anti–corruption regulations; energy regulations; data privacy and cybersecurity regulations; financial and securities regulations; and employment and benefit matters. For example, we are currently disputing certain income and indirect tax related assessments issued by the Brazilian authorities; and we are disputing certain income and indirect tax assessments in various legal proceedings globally. For additional information about certain income and indirect tax related assessments issued by the Brazilian authorities, see Note 7 to the Consolidated Financial Statements. Unfavorable outcomes regarding these assessments could have a material adverse effect on our financial statements in any particular reporting period. Results of legal and regulatory proceedings cannot be predicted with certainty and for some matters, such as class actions, no insurance is cost-effectively available. Regardless of merit, legal and regulatory proceedings may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. Such proceedings could also generate significant negative publicity and have a negative impact on our reputation and brand image, regardless of the existence or amount of liability. Actual results may significantly vary from our reserves.

We are subject to, and could be further subject to, governmental investigations or actions by other third parties.
We are subject to various federal, foreign and state laws, including antitrust and product-related laws and regulations, violations of which can involve civil or criminal sanctions. Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. For example, the second part of a French Competition Authority investigation, which is focused primarily on manufacturer interactions with retailers, is expected to be completed in 2025 with final payment to the authority (see Note 7 to the Consolidated Financial Statements). The impact of these and other investigations and lawsuits could have a material adverse effect on our financial statements and harm our reputation.
Changes in the legal and regulatory environment, including data privacy and protection, corporate governance and securities disclosure, and changes to tax laws, regulations and policy, could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation or regulatory action.
The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the U. S., as well as to foreign laws and regulations administered by government entities and agencies in countries in which we operate. Compliance with these regulations may require us to, among other things, change our manufacturing processes or product offerings, or undertake other costly activities. In addition, we operate in an environment in which there are different and potentially conflicting data privacy and data protection laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions. For example, the European Union’s General Data Protection Regulation, the California Consumer Privacy Act and the Brazilian General Data Protection Law, and various other privacy and data protection laws that have been passed or are pending in other states and countries collectively impose or will impose new regulatory data privacy and protection standards with which we must comply. These expanding privacy and data protection laws may affect our collection, processing, and cross-border transfer of consumer information and other personal data, such as in connection with our growth in the areas of direct-to-consumer sales, Internet of Things, and the digital space. Some of the laws allow for significant fines, reaching several percentage points of global corporate revenues or more. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and may impact our results or increase our costs or liabilities. Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of production for failing to comply, or being alleged as failing to comply, with various laws and regulations, including environmental regulations. In addition, the EU has enacted, and other jurisdictions are considering, regulatory frameworks for generative AI that implicate data protection laws.
Additionally, as a global company headquartered in the U.S., we are exposed to the impact of U.S. and global tax changes, especially those that affect our effective corporate income tax rate and various non-income taxes that impact our business operations. It is possible that the U.S. or another jurisdiction could enact tax legislation in the future that could have a material impact on our tax rate, our operations or both. For additional information about our consolidated tax provision, see Note 14 to the Consolidated Financial Statements.
Changes in foreign trade policies and other factors beyond our control may adversely impact our business and financial performance.
The current domestic and international political environment, including changes in administrations, government shutdowns and changes to trade laws, regulations and policies, including tariffs, sanctions, and import/export controls, has resulted in uncertainty surrounding the future state of the global economy. Many of our most significant competitors are global companies, and in an escalating global trade conflict or the imposition of tariffs, sanctions or other trade restrictions their respective governments may impose regulations or policies that are favorable to our competitors. The U.S. federal government has proposed and implemented and may in the future propose and implement additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations and, if initiated, retaliatory tariffs or other actions may be taken by certain governments. These regulatory or policy changes could adversely impact our business and financial performance.
The impact of climate change and climate change or other environmental regulation may adversely impact our business.
The effects of climate change, whether involving physical risks (such as extreme weather events, long-term changes in temperature levels, water availability and sea levels) or transition risks, could have an impact on our business and have in the past and could in the future impact our business and cause us to incur capital and other expenditures to comply with various laws and regulations, especially relating to the protection of the environment, human health and safety, and water and energy efficiency, and may also exacerbate other risks discussed elsewhere in Item 1A. Risk Factors in this Annual Report on Form 10-K, which could have an adverse effect on our business. Climate change regulations at the federal, state or local level, or in international jurisdictions, or customer or consumer preferences or expectations, could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other costly activities. Globally, a lack of harmonization in relation to ESG legal and regulatory reform across the jurisdictions in which we operate may affect our future implementation of, and compliance with, rapidly developing ESG standards and requirements, such as the European Union's Corporate Sustainability Reporting Directive (CSRD) and India’s Business Responsibility and Sustainability Report (BRSR) framework.
In addition, various municipal, state, and federal regulators have discussed, proposed, or sought to enact new regulations or bans on appliances that utilize natural gas citing climate change and other concerns and other material and/or chemical restrictions, which would impose transition costs and impact our product mix and product offerings, among other impacts. We recognize that making changes to our supply chain, manufacturing processes and product offerings can and does introduce transition risks. Among these are the risk that our more efficient product offerings are not competitive in terms of price or consumer perception; the risk that our upstream suppliers are unable to deliver lower emissions sources of supply that are cost and quality-competitive; and the risk that we fail to continually innovate to develop products and manufacturing processes with a lower carbon footprint.
The entire major home appliance industry, including Whirlpool Corporation, must contend with the adoption of stricter government energy and related standards for selected major appliances, including recently issued U.S. Department of Energy appliance efficiency standards. We also must contend with various state-level regulatory standards, the volume and complexity of which may increase in the future. Compliance with these various standards, as they become effective, is expected to increase costs or require some product redesign. We are also subject to global regulations related to chemical substances and materials in our products (such as the U.S. Toxic Substances Control Act), which may require us to modify the materials used in our products or undertake activities which may have a cost impact. There is also increased focus by governmental and non-governmental entities on sustainability matters. In addition, a number of governmental bodies have finalized, proposed or are contemplating additional legislative and regulatory changes in response to the potential effects of climate change. In particular, cleanup obligations that might arise at any of our manufacturing sites or the imposition of more stringent environmental laws in the future could adversely affect our business.
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
Increasingly, different stakeholder groups have divergent views on sustainability and ESG matters, which increases the risk that any action or lack thereof with respect to sustainability or ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the U.S., with several states having enacted or proposed "anti-ESG" policies or legislation. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation and adversely affect our business.
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
A decline in economic activity and conditions, particularly in the housing market, in certain areas in which we operate have had an adverse effect on our financial condition and results of operations in recent years, and future declines and adverse conditions could have a similar adverse effect. Regional, political and economic instability in countries in which we do business may adversely affect business conditions, disrupt our operations, and have an adverse effect on our financial condition and results of operations. In addition, we expect to continue to be impacted by the global supply chain issues discussed elsewhere in Item 1A. Risk Factors in this Annual Report on Form 10-K.
Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may adversely affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect our ability to capitalize on opportunities in a market recovery. In addition, our operations are subject to general credit, liquidity, foreign exchange, market and interest rate risks. Our ability to access liquidity or borrow to invest in our businesses, fund strategic acquisitions and refinance maturing debt obligations depends in part on access to the capital markets. For example, the U.S. Federal Reserve began raising its benchmark rate in March 2022, increasing the rate by a total of 5.25% to 5.5% at its peak as of July 2023. Such increases and any future increases may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely affect our financial condition and results of operations. If inflation increases costs beyond our ability to control, we may not be able to adjust prices or use our portfolio strategy to sufficiently offset the effect without negatively impacting consumer demand or our gross margin.
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
Information Security Risk Management and Strategy
Our Board is responsible for monitoring the Company’s key risks and overseeing the risk management structure and programs implemented by management. At meetings throughout the year, the Board receives updates from business unit and functional leaders regarding significant risks and challenges within their areas of responsibility and associated mitigation plans and strategies. The Chief Financial and Administrative Officer is responsible for the Company’s enterprise risk management (ERM) system, which helps ensure enterprise risks are being effectively managed. Our ERM processes systematically identify, assess, mitigate and monitor enterprise risks, whether strategic, financial, non-financial, operational, compliance or reporting.
As part of our risk management processes, we perform risk assessments in which we map and prioritize information security risks identified through the processes described above, including risks associated with our use of third-party service providers, based on probability, immediacy and potential magnitude. These assessments inform our risk mitigation strategies, which are reviewed regularly with the Board and management, and we view information security risks as one of the key risk categories we face. For example, our information technology and infrastructure has experienced and may in the future be vulnerable to cyberattacks (including ransomware attacks) or security incidents, and third parties have in the past and may in the future be able to access proprietary business information, and personal data that we collect, store and process. For more information regarding the information security-related risks we face, see the information in “Item 1A: Risk Factors” under the caption “We have been and may be subject to information technology system failures, cloud failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our operations, financial condition and operating results”.
Our risk mitigation process assesses, prioritizes, and monitors information security risks and vulnerabilities and focuses on embedment of risk mitigation efforts across our business. Among other things, our internal experts regularly conduct audits and tests of our information systems and our cybersecurity program is periodically assisted by established, independent third party consultants, who provide assistance through tabletop and other preparedness exercises. We also review information security threat information published by government entities and other organizations in which we participate and actively engage with suppliers, industry associations, key thought leaders and law enforcement communities as part of our continuous efforts to evaluate and enhance the effectiveness of our cybersecurity program. In 2022, we launched and required all salaried employees to complete a mandatory Global Cybersecurity and Privacy training, covering information security, end-user security policies, breach response, remote working, phishing and email security and digital threats. The training content is reassessed and refreshed each year to reflect evolving risks. Additionally, we maintain regular publications on cyber awareness on our Company portal and conduct ongoing simulated phishing exercises. We use the findings from these and other processes to improve our information security practices, procedures and technologies. In 2023, we implemented additional management governance through the creation of a Global Cybersecurity and Data Privacy Steering Committee, which meets periodically to review information security risks and vulnerabilities are being appropriately managed and mitigated. In addition, we maintain insurance to protect against potential losses arising from an information security incident.
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
In addition to the risk management processes identified above, Whirlpool also maintains active knowledge security and data privacy programs. Leveraging policies and governance, ongoing training and awareness as well as strong controls and systems-based approaches, these programs focus on protecting Whirlpool confidential information and compliance with applicable data privacy and data protection laws in all countries where we do business.
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

The day-to-day monitoring, identification, and assessment of information security risks and incident response functions are managed centrally by our core cyber incident response team (the “CIRT”), which operationalizes our Cyber Incident Response Plan (the “Plan”). The Plan includes processes to triage, assess severity of, escalate, contain, investigate and remediate information security incidents, including those associated with our third-party service providers, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Under the Plan, the CIRT may escalate matters as necessary to our CISO and CIO, General Counsel, and other senior leadership, depending on the severity classification of the incident.
In addition to the ordinary-course Board and Audit Committee reporting and oversight described above, we also maintain disclosure controls and procedures designed for prompt reporting to the Board and timely public disclosure, as appropriate, of material events covered by our risk management framework, including information security risks.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2024, our principal manufacturing operations were carried on at 25 locations in six countries worldwide. We occupied a total of approximately 51 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 37 million square feet of such space was occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool's products.

United States: 11
Mexico: 4
Brazil: 3
Argentina: 1
China: 1
India: 5

The Company's principal manufacturing locations by operating segment were as follows:

Operating Segment	MDA North America	MDA Latin America	MDA Asia	SDA Global
Manufacturing Locations	10	8	6	1

ITEM 3.	LEGAL PROCEEDINGS
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
Whirlpool's common stock is listed on the New York Stock Exchange and the NYSE Chicago under the ticker symbol WHR. As of February 7, 2025, the number of holders of record of Whirlpool common stock was approximately 7,103.
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the twelve months ended December 31, 2024, we repurchased 455,952 shares under these programs at an aggregate price of approximately $50 million. At December 31, 2024, there were approximately $2.5 billion in remaining funds authorized under these programs.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended December 31, 2024:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2024 through October 31, 2024	—	—	—	$2,537
November 1, 2024 through November 30, 2024	—	—	—	2,537
December 1, 2024 through December 31, 2024	—	—	—	2,537
Total	—		—

ITEM 6.	[RESERVED]
None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Whirlpool's full-year net sales declined by approximately 15%, due to the deconsolidation of the European major domestic appliance business, which occurred on April 1, 2024.
Whirlpool saw GAAP net earnings (loss) available to Whirlpool of $(323) million (net earnings (loss) margin of (1.9)%), or $(5.87) per share, compared to GAAP net earnings available to Whirlpool of $481 (net earnings margin of 2.5%), or $8.72 per share in the same prior-year period, primarily due to non-cash charges related to the European transaction and Maytag trade name impairment. Whirlpool delivered ongoing (non-GAAP) earnings per share of $12.21 and full-year ongoing EBIT margin of 5.3%, compared to $16.16 and 6.1% in the same prior-year period.
On a GAAP basis, net earnings margins benefited from strong cost take out actions of approximately $300 million, including organization simplification actions following the European transaction and manufacturing and supply chain efficiencies, more than offset by negative product mix, Maytag trade name impairment, non-cash charges related to the European transaction, currency, and continued marketing and technology investments. On an ongoing basis, Whirlpool's results were impacted primarily by the same drivers of strong cost take out actions, more than offset by negative price/mix, currency and increased marketing and technology investments.
Cash provided by operating activities of $835 million, compared to $915 million in 2023, alongside free cash flow (non-GAAP) of $385 million in 2024, compared to $366 million in 2023, primarily driven by lower capital expenditures and improved working capital efficiency, partially offset by lower earnings.
Please see "Non-GAAP Financial Measures" elsewhere in this Management's Discussion and Analysis for a reconciliation of these non-GAAP financial measures to their equivalent GAAP measures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - In Millions (except per share data)	2024	Better/(Worse) %	2023	Better/(Worse) %	2022
Net sales	$16,607	(14.6)%	$19,455	(1.4)%	$19,724
Gross margin	2,581	(18.6)	3,170	3.2	3,073
Selling, general and administrative	1,684	15.5	1,993	(9.5)	1,820
Restructuring costs	79	nm	16	23.8	21
Impairment of goodwill and other intangibles	381	nm	—	nm	384
(Gain) loss on sale and disposal of businesses	264	nm	106	nm	1,869
Interest and sundry (income) expense	(27)	nm	71	nm	(19)
Interest expense	358	(2.0)	351	(84.7)	190
Income tax expense	10	87.0	77	70.9	265
Net earnings (loss) available to Whirlpool	(323)	nm	481	nm	(1,519)
Diluted net earnings available to Whirlpool per share	$(5.87)	nm	$8.72	nm	$(27.18)
nm: not meaningful
Consolidated net sales for 2024 decreased by 14.6% compared to 2023, primarily driven by the deconsolidation of our European major domestic appliance business, which occurred on April 1, 2024. Excluding the impact of foreign currency, net sales for 2024 decreased 13.7% compared to 2023. Consolidated net sales for 2023 decreased 1.4% compared to 2022, primarily driven by the unfavorable impact of product/price mix, partially offset by increased volume and the acquisition of the InSinkErator business. Excluding the impact of foreign currency, net sales for 2023 decreased 1.7% compared to 2022.
The chart below summarizes the balance of net sales by operating segment for 2024, 2023 and 2022, respectively.
The consolidated gross margin percentage for 2024 decreased to 15.5% compared to 16.3% in 2023, primarily driven by unfavorable product/price mix, partially offset by decreased material costs and increased volume. The consolidated gross margin percentage for 2023 increased to 16.3% compared to 15.6% in 2022, primarily driven by decreased raw material costs and cost productivity, partially offset by unfavorable product/price mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Results of Operating Segments
In 2023 and 2022, our operating segments were based on geographical region and were defined as North America, EMEA, Latin America and Asia. These regions also represented our reportable segments. Beginning January 1, 2024, we began conducting our business through five operating segments, which consist of Major Domestic Appliances (“MDA”) North America; MDA Europe (deconsolidated as of April 1, 2024), MDA Latin America; MDA Asia; and Small Domestic Appliances (“SDA”) Global. The chief operating decision maker (CODM), who is the Company's Chairman and Chief Executive Officer, evaluates operational performance based on each segment's earnings (loss) before interest and taxes (EBIT). We define EBIT as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance. Cost of products sold is the significant expense regularly reviewed by the CODM. It consists of variable costs associated with products sold, including but not limited to raw materials, direct labor, and variable freight and warehousing. Other segment expenses/ (income) primarily include selling, general and administrative items. See Note 15 to the Consolidated Financial Statements for additional information.
The following is a discussion of results for each of our operating segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
MDA NORTH AMERICA

Net Sales Summary
Net sales for 2024 decreased 4.9% compared to 2023 primarily driven by the unfavorable impact of product price/mix. Excluding the impact of foreign currency, net sales decreased 4.8% in 2024. Net sales for 2023 remained flat compared to 2022 primarily driven by the unfavorable impact product price/mix, offset by increased volume and the acquisition of the InSinkErator business.
Cost of Products Sold
Cost of products sold for 2024 decreased 1.6% compared to 2023 primarily driven by lower volumes , offset by cost productivity Cost of products sold for 2023 increased 0.5% compared to 2022 primarily driven by higher volumes, partially offset by reduced raw material costs.
EBIT Summary
EBIT margin for 2024 was 6.5% compared to 9.4% for 2023. EBIT decreased primarily due to the unfavorable impact of product price/mix, partially offset by favorable cost productivity. EBIT margin for 2023 was 9.4% compared to 10.9% for 2022. EBIT margin decreased primarily due to the unfavorable impact of product price/mix, partially offset by reduced raw material inflation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
MDA LATIN AMERICA

Net Sales Summary
Net sales for 2024 increased 4.3% compared to 2023 primarily driven by increased volume, partially offset by the unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales increased 9.7% in 2024. Net sales for 2023 increased 9.0% compared to 2022 primarily driven by increased volume and the impact of foreign currency.
Cost of Products Sold
Cost of products sold for 2024 increased 4.0% compared to 2023 primarily driven by increased volume, partially offset by cost productivity. Cost of products sold for 2023 increased 8.3% compared to 2022 primarily driven by increased volume and decreased cost productivity, partially offset by reduced raw material costs.
EBIT Summary
EBIT margin for 2024 was 7.0% compared to 5.6% for 2023. EBIT margin increased primarily due to increased volume and the favorable impact of cost productivity partially offset by the unfavorable impact of product price/mix. EBIT margin for 2023 was 5.6% compared to 6.0% for 2022. EBIT margin decreased primarily due to cost inflation, partially offset by increased volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
MDA ASIA
Net Sales Summary
Net sales for 2024 increased 9.0% compared to 2023 primarily due to increased volume. Excluding the impact of foreign currency, net sales increased 10.2% in 2024. Net sales for 2023 decreased 6.0% compared to 2022 primarily due to the unfavorable impacts of product price/mix and foreign currency, partially offset by increased volume.
Cost of Products Sold
Cost of products sold for 2024 increased 8.2% compared to 2023 primarily driven by increased volume, partially offset by cost productivity. Cost of products sold for 2023 decreased 5.1% compared to 2022 primarily driven by reduced material costs.
EBIT Summary
EBIT margin for 2024 was 3.9% compared to 2.3% for 2023. EBIT margin increased primarily due to the favorable impact of cost productivity and increased volume, partially offset by unfavorable impacts of product price/mix. EBIT margin for 2023 was 2.3% compared to 3.6% for 2022. EBIT margin decreased primarily due to the unfavorable impact of product price/mix, partially offset by the favorable impact of raw material inflation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
SDA Global
Net Sales Summary
Net sales for 2024 increased 4.4% compared to 2023 primarily due to increased volume, partially offset by the unfavorable impact of product price/mix. Excluding the impact of foreign currency, net sales increased 4.7% in 2024. Net sales for 2023 decreased 9.6% compared to 2022 primarily due to decreased volume and the unfavorable impact of product price/mix.
Cost of Products Sold
Cost of products sold for 2024 increased 3.0% compared to 2023 primarily driven by increased volume, partially offset by cost productivity. Cost of products sold for 2023 decreased 7.5% compared to 2022 primarily driven by decreased volume.
EBIT Summary
EBIT margin for 2024 was 14.3% compared to 14.3% for 2023. Increased volume was fully offset by the unfavorable impact of product price/mix and increased marketing spend. EBIT margin for 2023 was 14.3% compared to 18.0% for 2022. EBIT decreased primarily due to decreased volume and the unfavorable impact of product price/mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
MDA EUROPE

Net Sales, Cost of Products Sold, and EBIT
MDA Europe consisted of our European major domestic appliance business which was contributed to Beko Europe and deconsolidated as of April 1, 2024. Therefore, the Company had no net sales, Cost of Products Sold, or EBIT for MDA Europe during the second, third or fourth quarter of 2024. For additional information on the financial performance of MDA Europe for the three months ended March 31, 2024, see our Form 10-Q for the quarter then ended.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales:

	December 31,
Millions of dollars	2024	As a % of Net Sales	2023	As a % of Net Sales	2022	As a % of Net Sales
Consolidated	$1,684	10.1%	$1,993	10.2%	$1,820	9.2%
Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2024 decreased compared to 2023. The decrease is primarily due to the disposal of our European major domestic appliance business on April 1, 2024. Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2023 increased compared to 2022. The increase was primarily driven by transaction costs, increased employee compensation and marketing investments, in addition to a gain from a sale-leaseback transaction in the first quarter of 2022.
Restructuring
We incurred restructuring charges of $79 million, $16 million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively.
For additional information, see Note 13 to the Consolidated Financial Statements.
Impairment of Goodwill and Other Intangibles
As a result of our 2024 annual impairment assessment, we recorded an impairment charge of $381 million related to the Maytag trademark in the fourth quarter of 2024. The results of the 2024 quantitative assessment determined that the carrying value of our Maytag trademark exceeded its fair value by $381 million. The brand has been unfavorably impacted as Whirlpool has refocused its brand strategy to the laundry category.
As a result of our interim impairment assessment in the second quarter of 2022, we recorded an impairment charge of $384 million related to goodwill ($278 million) and other intangibles ($106 million) related to the EMEA reporting unit, and Indesit and Hotpoint* trademarks, respectively. The primary indicators of impairment were the adverse impacts from the continuation of the Russia and Ukraine conflict resulting in economic uncertainty in the EMEA region, the divestiture of our Russia operations and other macroeconomic factors.
See Note 5 and Note 10 to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of this Management's Discussion and Analysis for additional information.
(Gain) Loss on Sale and Disposal of Businesses
(Gain) loss on sale and disposal of businesses was $264 million for the twelve months ended December 31, 2024 compared to $106 million for the twelve months ended December 31, 2023.
We recorded a loss of $298 million and $106 million related to the divestiture of our European major domestic appliance business for the twelve months ended December 31, 2024 and December 31, 2023, respectively. These adjustments were primarily due to fair value fluctuations driven by seasonality of net working capital, partially offset by transaction costs. In the fourth quarter of 2022, we incurred a loss of $1.5 billion, resulting in an aggregate loss on disposal of $1.9 billion for the transaction.

*Whirlpool prior ownership of the Hotpoint brand in the EMEA and Asia Pacific regions was not affiliated with the Hotpoint brand sold in the Americas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
We recorded a gain of $34 million during the third quarter of 2024 related to the sale of the our Brastemp-branded water filtration subscription business related to our portfolio transformation.
On June 27, 2022, our subsidiary Whirlpool EMEA SpA entered into a share purchase agreement with Arcelik to sell our Russian business to Arcelik for contingent consideration. On August 31, 2022, we completed the sale to Arcelik. We incurred a loss of $348 million for the twelve months ended December 31, 2022 related to the sale of the Russia business.
See Note 16 to the Consolidated Financial Statements for additional information.
Interest and Sundry (Income) Expense
Interest and sundry (income) expenses were $(27) million, $71 million and $(19) million for the years ended December 31, 2024, 2023 and 2022, respectively.
Net interest and sundry (income) expense increased $98 million in 2024 compared to 2023, primarily due to reserves for legacy EMEA legal matters recorded in 2023.
Net interest and sundry (income) expense decreased $90 million in 2023 compared to 2022, primarily due to reserves related to legacy EMEA legal matters.
Interest Expense
Interest expense was $358 million, $351 million and $190 million for the years ended December 31, 2024, 2023 and 2022, respectively. Interest expense was flat in 2024 compared to 2023. Interest expense increased in 2023 compared to 2022 primarily due to an increase in long-term debt driven by the InSinkErator acquisition and higher average interest rates.
For additional information, see Note 6 to the Consolidated Financial Statements.
Income Taxes
Income tax expense was $10 million, $77 million and $265 million for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in tax expense in 2024 compared to 2023 includes lower earnings and legal entity restructuring tax benefits related to simplifying our legal entity structure in 2024 to reduce administrative costs associated with the prior structure. The completion of the restructuring in 2024 created a tax deductible loss which was recognized in 2024 and resulted in a $721 million net tax benefit partially offset by increases in valuation allowances and the divestiture tax impact.
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
See Note 14 to the Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
FORWARD-LOOKING PERSPECTIVE
Based on internal projections for the industry and broader economy, we currently estimate earnings per diluted share and industry demand for 2025 to be within the following ranges:

2025
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31	~$8.75

Industry demand
MDA North America	~Flat
MDA Latin America	0-3%
MDA Asia	3-5%
SDA Global	~Flat
For the full-year 2025, we have incorporated our latest expectations of the following key trends in our guidance: continued subdued discretionary demand alongside strong replacement demand, and margin expansion from strong net cost takeout actions delivering over $200 million of benefit, previously announced promotion and pricing action carryover, and new product launches. Our anticipated GAAP tax rate is approximately 20 to 25%. Additionally, we expect to generate cash from operating activities of approximately $1 billion and free cash flow of approximately $500 to $600 million, including restructuring cash outlays of approximately $(75) million and, capital expenditures of approximately $(450) million.
The table below reconciles projected 2025 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by operating activities less capital expenditures. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of Management's Discussion and Analysis.

2025
Millions of dollars	Current Outlook
Cash provided by (used in) operating activities(1)	~$1,000
Capital expenditures	~$(450)
Free cash flow	$500 - $600
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
RESULTS OF OPERATIONS - (CONTINUED)
•Ongoing EBIT
•Ongoing earnings per diluted share
•Ongoing EBIT margin
•Sales excluding foreign currency
•Free cash flow
•Adjusted effective tax rate
Ongoing measures, including ongoing earnings per diluted share and ongoing EBIT, exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. Ongoing EBIT margin and EBIT margin are calculated by dividing ongoing EBIT and EBIT, respectively, by net sales. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance, as the financial profitability metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting. Management believes that the adjusted tax rate provides stockholders with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of certain unique items.
Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. The Company provides free cash flow related metrics, such as free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow and adjusted free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control. Whirlpool does not provide a non-GAAP reconciliation for its other forward looking long-term value creation and other goals, such as organic net sales, EBIT, and net debt/Ongoing EBITDA, as such reconciliations related to longer-term metrics would rely on market factors and certain other conditions and assumptions that are outside of the company’s control.
We believe that these non-GAAP measures provide meaningful information to assist investors and stockholders in understanding our financial results and assessing our prospects for future performance, and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP financial measures, provide a more complete understanding of our business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for reported net earnings (loss) available to Whirlpool, net sales, net earnings (loss) as a percentage of net sales (net earnings (loss) margin), net earnings (loss) per diluted share and cash provided by (used in) operating activities, the most directly comparable GAAP financial measures. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Twelve Months Ended December 31,
	2024	2023
Net earnings (loss) available to Whirlpool (1)	$(323)	$481
Net earnings (loss) available to noncontrolling interests	18	7
Income tax expense	10	77
Interest expense	358	351
Earnings before interest & taxes	$63	$916
Restructuring expense (a)	79	—
Impairment of goodwill, intangibles and other assets (b)	381	—
Impact of M&A transactions (c)	292	181
Legacy EMEA legal matters (d)	(2)	94
Equity method investee - restructuring charges (e)	74	—
Ongoing EBIT(2)	$887	$1,191
(1)Net earnings (loss) margin is approximately (1.9)% and 2.5% for the twelve months ended December 31, 2024 and 2023, respectively, and is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the twelve months ended December 31, 2024 and 2023, respectively.
(2)Ongoing EBIT margin is approximately 5.3% and 6.1% for the twelve months ended December 31, 2024 and 2023, respectively. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the twelve months ended December 31, 2024 and 2023, respectively.

Ongoing Earnings Per Diluted Share Reconciliation:	Twelve Months Ended December 31,
	2024	2023
Earnings per diluted share	$(5.87)	$8.72
Restructuring expense (a)	1.44	—
Impairment of goodwill, intangibles and other assets (b)	6.92	—
Impact of M&A transactions (c)	5.30	3.27
Legacy EMEA legal matters (d)	(0.04)	1.71
Income tax impact	4.28	0.35
Equity Method Investee - Restructuring Charges (e)	1.34	—
Normalized tax rate adjustment (f)	(1.16)	2.11
Ongoing earnings per diluted share	12.21	16.16

Free Cash Flow (FCF) Reconciliation: in millions	Twelve Months Ended December 31,
	2024	2023
Cash provided by (used in) operating activities	$835	$915
Capital expenditures	(451)	(549)
Free cash flow	$385	$366

Cash provided by (used in) investing activities	$(602)	$(553)
Cash provided by (used in) financing activities	$(476)	$(792)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Footnotes
(a) RESTRUCTURING EXPENSE - In March 2024, the Company committed to workforce reduction plans in the United States and globally, in an effort to reduce complexity and simplify our organizational model after the European major domestic appliance transaction. The workforce reduction plans included involuntary severance actions as of the end of the first quarter of 2024. Total costs for these actions were $21 million, of which we incurred $14 million in employee termination costs and $7 million other associated costs.
During the second quarter of 2024, the Company evaluated additional restructuring actions as part of the Company's organizational simplification efforts. Total costs for these actions were $58 million, which were primarily employee termination costs.
(b) IMPAIRMENT OF GOODWILL, INTANGIBLES AND OTHER ASSETS - During the fourth quarter of 2024, we determined that the carrying value of the Maytag trademark exceeded its fair value, resulting in an impairment charge of $381 million.
(c) IMPACT OF M&A TRANSACTIONS - On January 16, 2023, the Company signed a contribution agreement to contribute our European major domestic appliance business into a newly formed entity with Arcelik. In connection with the transaction, which closed on April 1, 2024, the Company recorded a loss on disposal of $298 million and $106 million for the twelve months ended December 31, 2024 and December 31, 2023, respectively.
Additionally, the Company incurred other unique transaction related costs related to portfolio transformation for a total of $28 million and $75 million for the twelve months ended December 31, 2024 and December 31, 2023, respectively. These transaction costs are recorded in Selling, General and Administrative expenses on our Consolidated Statements of Comprehensive Income (Loss).
The Company also recorded a gain of $34 million during the third quarter of 2024 related to the sale of the Company's Brastemp-branded water filtration subscription business related to our portfolio transformation.
(d) LEGACY EMEA LEGAL MATTERS - During the fourth quarter of 2024 we recorded immaterial amounts related to legacy matters of our European major domestic appliance business.
During the first quarter of 2023, the Company accrued $62 million related to the Competition Investigation and unrelated trade customer insolvency matter of our European major domestic appliance business. During the second quarter of 2023, the accrual was increased by $36 million resulting in an aggregate amount of $98 million for the six months ended June 30, 2023. An immaterial adjustment was made in the fourth quarter of 2023 related to these matters. For certain additional information, see Note 7 to the Consolidated Financial Statements.
(e) EQUITY METHOD INVESTEE - RESTRUCTURING CHARGES - During the fourth quarter of 2024, we recorded our proportionate share of restructuring charges related to certain previously announced restructuring actions by our European equity method investee.
(f) NORMALIZED TAX RATE ADJUSTMENT - For the full year 2024, the Company calculated a GAAP tax rate of (5.5)%. Ongoing earnings per share was calculated using an adjusted tax rate of (28.6)%, which excludes the tax impacts related to M&A transactions, the Maytag intangible impairment charge, and certain other tax impacts related to the Europe transaction.
For the full-year 2023, the Company calculated a GAAP tax rate of 13%. Ongoing earnings per share was calculated using an adjusted tax rate of (6.7)%, which excludes certain tax related impacts of M&A transactions and certain tax related impacts to legal entity restructuring transactions.

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
Our short term potential uses of liquidity include funding our ongoing capital and research and development spending, debt repayment, and returns to shareholders. We have $1.9 billion of debt maturing in the next twelve months, which we expect to repay through a combination of refinancing, cash flow generation and cash on hand. Furthermore, in 2025 we expect to incur capital expenditures of approximately $450 million.
On February 20, 2024, Whirlpool's wholly-owned subsidiary, Whirlpool Mauritius Limited, executed the sale of 30.4 million equity shares of Whirlpool India via an on-market trade. The transaction reduced Whirlpool's ownership in Whirlpool India from 75% to 51%, and generated sales proceeds of approximately $462 million on settlement. The Company used transaction proceeds to reduce debt. In January 2025, we announced our intent to reduce our ownership stake in Whirlpool India to ~20% in 2025 via market sale, which is expected to be complete by mid-to-late 2025. Transaction proceeds are expected to further reduce debt. Sale of Whirlpool India shares is subject to Company board approval, and we have not recorded any impact relating to this announcement as of December 31, 2024.
The Company had cash and cash equivalents of approximately $1.3 billion at December 31, 2024, of which 83% was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. If these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At December 31, 2024, we had cash or cash equivalents greater than 1% of our consolidated assets in Brazil, India, and the United States, which represented 3.3%, 1.8% and 1.3%, respectively. In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil and Canada, which represented 1.7% and 1.0%, respectively. We continue to monitor general financial instability and uncertainty globally.
Notes payable primarily consists of short-term borrowings payable to banks, which are generally used to fund working capital requirements. At December 31, 2024, we had $18 million of notes payable outstanding. See Note 6 to the Consolidated Financial Statements for additional information.
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
Sources and Uses of Cash
We met our cash needs during 2024 through cash flows from operations, cash and cash equivalents, and financing arrangements. Our cash, cash equivalents and restricted cash at December 31, 2024 decreased $391 million compared to the same period in 2023.
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented. Significant drivers of changes in our cash and cash equivalents balance during 2024 are discussed below:
Cash Flow Summary

Millions of dollars	2024	2023	2022
Cash provided by (used in):
Operating activities	$835	$915	$1,390
Investing activities	(602)	(553)	(3,568)
Financing activities	(476)	(792)	1,206
Effect of exchange rate changes	(149)	45	(20)
Less: change in cash classified as held for sale	—	(3)	(94)
Net increase in cash, cash equivalents and restricted cash	$(391)	$(388)	$(1,086)
Cash Flows from Operating Activities
Cash provided by operating activities in 2024 decreased compared to 2023. The decrease was primarily driven by reduced cash earnings, offset by working capital actions. Working capital actions included accelerated accounts receivable collections, reduced inventory levels, and accounts payable payment term extensions.
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
Cash Flows from Investing Activities
Cash used in investing activities in 2024 increased compared to 2023. The increase was primarily driven by the contribution of $245 million of cash and cash equivalents held in MDA Europe, offset by lower capital expenditures.
The decrease in cash used in investing activities during 2023 primarily reflects the $3 billion cash outflow for the purchase of the InSinkErator business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Cash Flows from Financing Activities
Cash used in financing activities decreased during 2024 compared to 2023. The decrease was primarily driven by the sale of 24% interest in Whirlpool of India in 2024, generating proceeds of $462 million that was used for debt repayment. Cash used in financing activities increased during 2023 compared to 2022. The increase was primarily driven by net debt repayments of approximately $450 million in 2023 and the $2.5 billion proceeds from borrowings of long-term debt related to the InSinkErator acquisition in 2022.
Dividends paid in financing activities were $384 million, $384 million, and $390 million during 2024, 2023 and 2022, respectively.
Financing Arrangements
The Company had total committed credit facilities of approximately $5.2 billion and $5.7 billion at December 31, 2024 and 2023, respectively. The facilities are geographically diverse and reflect the Company's global operations. The Company believes these facilities are sufficient to support its global operations. We had $1.5 billion and $2.0 billion drawn on the term loan at December 31, 2024 and December 31, 2023, respectively. These funds were used to fund the InSinkErator acquisition in the fourth quarter of 2022 and were partially repaid in 2023 and 2024.
See Note 6 to the Consolidated Financial Statements for additional information.
Other material obligations include off-balance sheet arrangements arising in the normal course of business. They primarily consist of agreements we enter into with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At December 31, 2024 and 2023, we had approximately $329 million and $464 million outstanding under these agreements, respectively.
Additionally, we have material contractual obligations. They primarily consist of long-term debt obligations, operating lease obligations, purchase obligations, taxes, United States and foreign pension plans and other postretirement benefits. See Notes 1, 3, 6-9 and 14 to the Consolidated Financial Statements for additional information.
Dividends
On October 15, 2024, our Board of Directors approved a quarterly dividend on our common stock of $1.75 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We periodically evaluate these estimates and assumptions, which are based on historical experience, forecasted events, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes the accounting policies below are critical in the presentation of our financial condition and results of operations and require management's most difficult, subjective, or complex judgments.
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
Our pension and other postretirement benefit obligations at December 31, 2024 and preliminary retirement benefit costs for 2025 were prepared using the assumptions that were determined as of December 31, 2024. The following table summarizes the sensitivity of our December 31, 2024 retirement obligations and 2025 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2025 Expense	PBO/APBO(1) for 2024
United States Pension Plans
Discount rate	+/-50bps	0/0	(70)/76
Expected long-term rate of return on plan assets	+/-50bps	(10)/10	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	0/0	(3)/4
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
At December 31, 2024 and 2023, we had total deferred tax assets of $2.0 billion and $2.9 billion, respectively, net of valuation allowances of $885 million and $490 million, respectively. The Company has established tax planning strategies and transfer pricing policies to provide sufficient future taxable income to realize these deferred tax assets. Our income tax expense has fluctuated considerably over the last five years. The tax expense has been influenced primarily by foreign tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors, including business profitability, tax planning strategies, and enacted tax laws.
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
Warranty Obligations
The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and represents our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. For the year ended December 31, 2024 and 2023, warranty expense as a percentage of consolidated net sales approximated 2.4% and 2.1%, respectively. For additional information about warranty obligations, see Note 7 to the Consolidated Financial Statements.
Goodwill and Indefinite-Lived Intangibles
Certain business acquisitions have resulted in the recording of goodwill and trademark assets which are not amortized. At December 31, 2024 and 2023, we had goodwill of approximately $3.3 billion and $3.3 billion, respectively. We have trademark assets with a carrying value of approximately $2.4 billion and $2.8 billion at December 31, 2024 and 2023, respectively.
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
For additional information, see Notes 10 and 16 to the Consolidated Financial Statements.
Goodwill Valuations
In performing a quantitative assessment of goodwill, we estimate each reporting unit's fair value using a blend of income and market approaches. The income approach uses each reporting unit's projection of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. The financial projections reflect management's best estimate of economic and market conditions over the five-year projected period including forecasted revenue growth, EBIT margin, tax rate, capital expenditures, depreciation and amortization and changes in working capital requirements. Other assumptions include discount rate and terminal growth rate. The estimated fair value of each reporting unit is compared to their respective carrying values. Additionally, we validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the operating performance of each reporting unit. The multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting units. We also corroborate the fair value through a market capitalization reconciliation to determine whether the implied control premium is reasonable based on recent market transactions and other qualitative considerations.
In 2024, we evaluated goodwill using a quantitative assessment and determined there was no impairment. In 2023, we evaluated goodwill using a qualitative assessment and determined there were no indicators of impairment.
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
Maytag trademark
The results of the 2024 quantitative assessment determined that the carrying value of our Maytag trademark exceeded its fair value by $381 million. Accordingly, an impairment charge of $381 million was recorded during the fourth quarter of 2024. The trademark remains at risk for future impairment at December 31, 2024.
InSinkErator trademark
Our InSinkErator trademark is at risk at December 31, 2024. The InSinkErator business was acquired in the fourth quarter of 2022 and is included in our MDA North America operating segment. The fair value of the InSinkErator trademark exceeded its carrying value of $1,300 million by approximately 30%.
The following table provides key assumptions used in our indefinite-lived intangibles impairment assessment, along with sensitivity analysis showing the effect of a change in certain key assumptions, assuming all other assumptions remain constant.

	Key Assumptions		Excess/ (Deficit) of FV to Carrying Value
Asset	Discount Rate	Royalty Rate	Decrease of 10% in Forecasted Revenues	Decrease of 0.5% in Royalty Rate	Increase of 0.5% in Discount Rate
Maytag	12.5%	4.0%	(50)	(70)	(25)
InSinkErator	7.0%	12.0%	134	328	230

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
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, including the conflict in Ukraine and related sanctions, the Israel-Palestinian conflict, the Red Sea conflict and its impact on shipping and logistics, government actions in China, and potential trade and tariff actions by the U.S. government and retaliatory actions by others, among other factors, we expect to continue to be impacted by the following factors: a global shortage of certain components, such as semiconductors, a strain on raw material and input cost inflation, and fluctuations in logistics availability, timing and costs, all of which began easing in 2023 but remain volatile. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period.

* Whirlpool prior ownership of the Hotpoint brand in the EMEA and Asia Pacific regions was not affiliated with the Hotpoint brand sold in the Americas.

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring expectations, productivity, raw material prices and related costs, supply chain, portfolio transformation expectations, India transaction expectations, asset impairment, trade and tariffs, litigation, ESG efforts, debt repayment expectations, and the impact of the global economy and geopolitical events on our operations and financial results. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business objectives and successfully manage its strategic portfolio transformation; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past acquisitions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) risks related to our international operations; (10) Whirlpool's ability to respond to unanticipated social, political and/or economic events, including epidemics/pandemics; (11) information technology system and cloud failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (12) product liability and product recall costs; (13) Whirlpool's ability to attract, develop and retain executives and other qualified employees; (14) the impact of labor relations; (15) fluctuations in the cost of key materials (including steel, resins, and base metals) and components and the ability of Whirlpool to offset cost increases; (16) Whirlpool's ability to manage foreign currency fluctuations; (17) impacts from goodwill, intangible asset and/or inventory impairment charges; (18) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (19) impacts from credit rating agency downgrades; (20) litigation, tax, and legal compliance risk and costs; (21) the effects and costs of governmental investigations or related actions by third parties; (22) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, taxes and generative AI; (23) the impacts of changes in foreign trade policies, including tariffs; (24) Whirlpool's ability to respond to the impact of climate change and climate change or other environmental regulation; and (25) the uncertain global economy and changes in economic conditions. In addition, factors that could cause actual results to differ materially from our India transaction expectations include, among other things, failure or delays in launching transaction based on Board approval, market conditions or other factors, failure or delays in share settlement and closing, transaction

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
proceeds being lower than expected, alternative uses for proceeds received, brand license valuation expectations not being met, and strategic, economic or industry expectations for India not being realized.
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
We use foreign currency forward contracts, currency options, currency swaps and cross-currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. At December 31, 2024 and 2023, our most significant currency exposures are in Canada, Brazil, and Europe. We may also use forward or option contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. These foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2024, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $167 million or loss of approximately $182 million, respectively. Consistent with the use of these contracts to mitigate the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into interest rate swap and cross-currency swap agreements to manage our exposure to interest rate risk from long-term debt issuances or cross-currency debt. At December 31, 2024, a 100 basis point increase or decrease in interest rates would have resulted in an incremental unrealized gain of approximately $3 million or unrealized loss of approximately $3 million, respectively, related to these contracts.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. At December 31, 2024, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain of approximately $19 million or loss of approximately $19 million, respectively, related to these contracts.
There is no material change to market risk exposure other than foreign exchange, which is attributable to a change in the size of the derivative portfolio year over year. For additional information, see Note 9 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	131

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Year Ended December 31,
(Millions of dollars, except per share data)

	2024	2023	2022
Net sales	$16,607	$19,455	$19,724
Expenses
Cost of products sold	14,026	16,285	16,651
Gross margin	2,581	3,170	3,073
Selling, general and administrative	1,684	1,993	1,820
Intangible amortization	31	40	35
Restructuring costs	79	16	21
Impairment of goodwill and other intangibles	381	—	384
Loss (gain) on sale and disposal of businesses	264	106	1,869
Operating profit	143	1,015	(1,056)
Other (income) expense
Interest and sundry (income) expense	(27)	71	(19)
Interest expense	358	351	190
Earnings (loss) before income taxes	(188)	593	(1,227)
Income tax expense (benefit)	10	77	265
Equity method investment income (loss), net of tax	(107)	(28)	(19)
Net earnings (loss)	(305)	488	(1,511)
Less: Net earnings (loss) available to noncontrolling interests	18	7	8
Net earnings (loss) available to Whirlpool	$(323)	$481	$(1,519)
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$(5.87)	$8.76	$(27.18)
Diluted net earnings (loss) available to Whirlpool	$(5.87)	$8.72	$(27.18)
Weighted-average shares outstanding (in millions)
Basic	55.1	55.0	55.9
Diluted	55.1	55.2	55.9
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31,
(Millions of dollars)

	2024	2023	2022
Net earnings (loss)	$(305)	$488	$(1,511)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(29)	22	280
Derivative instruments:
Net (loss) gain arising during period	133	(100)	119
Less: reclassification adjustment for gain (loss) included in net earnings (loss)	52	(36)	93
Derivative instruments, net	81	(64)	26
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	—	(1)	5
Net gain (loss) arising during period	(9)	(99)	(54)
Less: amortization of prior service credit (cost) and actuarial (loss)	(39)	(1)	(22)
Defined benefit pension and postretirement plans, net	30	(99)	(27)
Other comprehensive income (loss), before tax	82	(141)	279
Income tax benefit (expense) related to items of other comprehensive income (loss)	(45)	53	(12)
Other comprehensive income (loss), net of tax	$37	$(88)	$267

Comprehensive income (loss)	$(268)	$400	$(1,244)
Less: comprehensive income (loss), available to noncontrolling interests	17	7	8
Comprehensive income (loss) available to Whirlpool	$(285)	$393	$(1,252)
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars)

	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,275	$1,570
Accounts receivable, net of allowance of $46 and $47, respectively	1,317	1,529
Inventories	2,035	2,247
Prepaid and other current assets	612	717
Assets held for sale	—	144
Total current assets	5,239	6,207
Property, net of accumulated depreciation of $5,414 and $5,259, respectively	2,275	2,234
Right of use assets	841	721
Goodwill	3,322	3,330
Other intangibles, net of accumulated amortization of $447 and $440, respectively	2,717	3,124
Deferred income taxes	1,433	1,317
Other noncurrent assets	474	379
Total assets	$16,301	$17,312
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,530	$3,598
Accrued expenses	455	491
Accrued advertising and promotions	682	603
Employee compensation	228	238
Notes payable	18	17
Current maturities of long-term debt	1,850	800
Other current liabilities	560	614
Liabilities held for sale	—	587
Total current liabilities	7,323	6,948
Noncurrent liabilities
Long-term debt	4,758	6,414
Pension benefits	122	147
Postretirement benefits	96	107
Lease liabilities	711	612
Other noncurrent liabilities	358	547
Total noncurrent liabilities	6,045	7,827
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 65 million and 114 million shares issued, respectively, and 55 million and 55 million shares outstanding, respectively	64	114
Additional paid-in capital	3,462	3,078
Retained earnings	1,311	8,358
Accumulated other comprehensive loss	(1,545)	(2,178)
Treasury stock, 9 million and 60 million shares, respectively	(609)	(7,010)
Total Whirlpool stockholders' equity	2,683	2,362
Noncontrolling interests	250	175
Total stockholders' equity	2,933	2,537
Total liabilities and stockholders' equity	$16,301	$17,312
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2024	2023	2022
Operating activities
Net earnings (loss)	$(305)	$488	$(1,511)
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	333	361	475
Impairment of goodwill and other intangibles	381	—	384
Loss (gain) on sale and disposal of businesses	264	106	1,869
Equity method investment (income) loss, net of tax	107	28	19
Changes in assets and liabilities:
Accounts receivable	(14)	159	854
Inventories	172	(123)	(49)
Accounts payable	125	1	(612)
Accrued advertising and promotions	63	(37)	(51)
Accrued expenses and current liabilities	7	122	113
Taxes deferred and payable, net	(183)	(97)	18
Accrued pension and postretirement benefits	(24)	(59)	(105)
Employee compensation	97	103	(288)
Other	(188)	(137)	274
Cash provided by (used in) operating activities	835	915	1,390
Investing activities
Capital expenditures	(451)	(549)	(570)
Proceeds from sale of assets and businesses	95	10	77
Acquisition of businesses, net of cash acquired	—	(14)	(3,000)
Cash held by divested businesses	(245)	—	(75)
Other	(1)	—	—
Cash provided by (used in) investing activities	(602)	(553)	(3,568)
Financing activities
Net proceeds from borrowings of long-term debt	300	304	2,800
Net repayments of long-term debt	(801)	(750)	(300)
Net proceeds (repayments) from short-term borrowings	11	34	(4)
Dividends paid	(384)	(384)	(390)
Repurchase of common stock	(50)	—	(903)
Sale of minority interest in subsidiary	462	—	—
Common stock issued	—	4	3
Other	(14)	—	—
Cash provided by (used in) financing activities	(476)	(792)	1,206
Effect of exchange rate changes on cash and cash equivalents	(149)	45	(20)
Less: change in cash classified as held for sale	—	(3)	(94)
Increase (decrease) in cash and cash equivalents	(391)	(388)	(1,086)
Cash and cash equivalents at beginning of year (1)	1,667	1,958	3,044
Cash and cash equivalents at end of period	$1,275	$1,570	$1,958
Supplemental disclosure of cash flow information
Cash paid for interest	$352	$370	$161
Cash paid for income taxes	$181	$175	$247
(1) Cash and cash equivalent at the beginning of 2024 include $1,570 million of cash and cash equivalents and cash of $97 million classified as held for sale as of December 31, 2023. For additional information, see Note 16.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid-In-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2021	$5,013	$10,170	$(2,357)	$(3,081)	$114	$167
Comprehensive income
Net earnings (loss)	(1,511)	(1,519)	—	—	—	8
Other comprehensive income (loss)	267	—	267	—	—	—
Comprehensive income	(1,244)	(1,519)	267	—	—	8
Stock issued (repurchased)	(868)	—	—	(868)	—	—
Dividends declared	(395)	(390)	—	—	—	(5)
Balances, December 31, 2022	2,506	8,261	(2,090)	(3,949)	114	170
Comprehensive income
Net earnings (loss)	488	481	—	—	—	7
Other comprehensive income (loss)	(88)	—	(88)	—	—	—
Comprehensive income	400	481	(88)	—	—	7
Stock issued (repurchased)	17	—	—	17	—	—
Dividends declared	(386)	(384)	—	—	—	(2)
Balances, December 31, 2023	2,537	8,358	(2,178)	(3,932)	114	175
Comprehensive income
Net earnings	(305)	(323)	—	—	—	18
Other comprehensive income (loss)	37	—	38	—	—	(1)
Comprehensive income	(268)	(323)	38	—	—	17
Stock issued (repurchased)	30	—	—	30	—	—
Sale of minority interest in subsidiary	462	—	18	370	—	74
Purchase of interest in subsidiary	(19)	—	—	(5)	—	(14)
Treasury stock retirement	—	(6,340)	—	6,390	(50)	—
Dividends declared	(386)	(384)	—	—	—	(2)
MDA Europe deconsolidation	577	—	577	—	—	—
Balances, December 31, 2024	$2,933	$1,311	$(1,545)	$2,853	$64	$250
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)    SIGNIFICANT ACCOUNTING POLICIES
General Information
Whirlpool Corporation, a Delaware corporation, manufactures products in six countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, JennAir, and InSinkErator. We conduct our business through four operating segments, which we define based on product category and geography. Whirlpool Corporation's operating and reportable segments consist of Major Domestic Appliances (“MDA”) North America; MDA Latin America; MDA Asia; and Small Domestic Appliances (“SDA”) Global. The MDA Europe segment was deconsolidated as of April 1, 2024 upon the completion of the contribution agreement transaction with Arcelik. For additional information, see Note 16 to the Consolidated Financial Statements.
Change in Presentation
In 2024, the Company changed its rounding presentation. Certain columns and rows within the consolidated financial statements and tables presented may not add due to rounding and percentages have been calculated from the underlying whole-dollar amounts. This change is not material and does not impact the comparability of our consolidated financial statements
Principles of Consolidation
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
Risks and Uncertainties
The Consolidated Financial Statements presented herein reflect estimates and assumptions made by management at December 31, 2024 and for the twelve months ended December 31, 2024.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after February 13, 2025, including those resulting from the impacts of macroeconomic volatility, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The results of the annual assessment performed as of October 1, 2024 determined that the carrying value of our Maytag trademark exceeded its fair value by $381 million. The trademark remains at risk for future impairment at December 31, 2024. The InSinkErator trademark is also at risk for impairment at December 31, 2024. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively effect revenues for the Maytag and InSinkErator trademarks, but we remain committed to the strategic actions necessary to realize the long-term forecasted revenues and profitability of these trademarks.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance for our Maytag and InSinkErator trademarks, among other factors, as a result of macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
Income taxes
Under U.S. GAAP, the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year and then adjusts this amount by certain discrete items each quarter. Potential changing and volatile macroeconomic conditions could cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. In addition, potential future economic deterioration brought on by global events beyond our control or other factors, such as potential sales of businesses and new tax legislation may negatively impact the realizability and/or valuation of certain deferred tax assets.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset was $183 million and $227 million as of December 31, 2024 and December 31, 2023, respectively. The amount of cash proceeds received under these arrangements was $574 million and $379 million for the twelve months ended December 31, 2024 and December 31, 2023, respectively.
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
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Certain investments are valued based on net asset value (NAV), which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments. We had Level 3 assets at December 31, 2024 and 2023 that included pension plan assets disclosed in Note 8 to the Consolidated Financial Statements. We had no Level 3 liabilities at December 31, 2024 and 2023, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Inventories
MDA North America and MDA Europe (through Q1 2024) reporting segments use the FIFO method of inventory valuation. MDA Latin America and MDA Asia inventories are stated at average cost. SDA Global consists of both inventory valuation methods. Costs include materials, labor and production overhead at normal production capacity. Costs do not exceed net realizable values.
Property
Property is stated at cost, net of accumulated depreciation. For production machinery and equipment, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method. For certain acquired production assets, we depreciate costs based on the straight-line method.
Property, plant and equipment and related accumulated depreciation of all divested businesses have been removed. For additional information, see Note 16 to the Consolidated Financial Statements.
Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income (Loss), was $302 million, $321 million and $440 million in 2024, 2023 and 2022, respectively. Depreciation of our European major domestic appliance business was suspended from December 2022 onwards due to the disposal group being classified as held for sale and measured at fair value less cost to sell.
The following table summarizes our property at December 31, 2024 and 2023:

Millions of dollars	2024	2023	Estimated Useful Life
Land	$36	$29	n/a
Buildings	981	893	10 to 50 years
Machinery and equipment	6,673	6,571	3 to 20 years
Accumulated depreciation	(5,414)	(5,259)
Property plant and equipment, net	$2,275	$2,234
We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income (Loss).
During the twelve months ended December 31, 2024, we disposed of buildings, machinery and equipment with a net carrying value of $7 million, compared to $16 million in prior year. The net loss on the disposals is immaterial for the twelve months ended December 31, 2024. The net gain on the disposals was immaterial for the same period of 2023 and was primarily driven by a sale-leaseback transaction.
We record impairment losses on long-lived assets, excluding goodwill and indefinite-lived intangibles, when events and circumstances indicate the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than their carrying amounts.
Excluding assets held for sale, there were no significant impairments recorded during 2024, 2023 and 2022, respectively. For additional information, see Notes 10 and 16 to the Consolidated Financial Statements.
Capitalization of Internal Use Software Costs

We capitalize certain computer software development costs associated with qualifying application development stage activities or the acquisition of computer software for internal use. Capitalization is determined based on specific criteria, including whether the software is in the development stage and meets defined criteria for capitalization.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Capitalized software costs are recognized as part of property, plant, and equipment and are depreciated on a straight-line basis over the estimated useful lives of the software, generally not exceeding five years.

As of December 31, 2024 and December 31, 2023, capitalized software costs, net of accumulated depreciation, amounted to $141 million and $135 million, respectively. These amounts are included in the Machinery and Equipment category in the Property section of the Consolidated Balance Sheets. The depreciation expense recorded for these assets was $5 million, $3 million, and $2 million for the twelve months ended 2024, 2023, and 2022, respectively. There were no significant impairments recorded during 2024, 2023 and 2022, respectively.
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
Goodwill
We have four reporting units which we assess for impairment which also represent our operating segments and are defined as Major Domestic Appliances ("MDA") North America, MDA Latin America, MDA Asia, and Small Domestic Appliances ("SDA") Global. In performing a quantitative assessment of goodwill, we estimate each reporting unit's fair value using the best information available to us, including market information and discounted cash flow projections, also referred to as the income approach. The income approach uses the reporting unit's projections of estimated operating results and cash flows and discounts them using a market participant discount rate based on a weighted-average cost of capital. We further validate our estimates of fair value under the income approach by incorporating the market approach.
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

Millions of dollars	Outstanding Obligations
Confirmed obligations outstanding as of December 31, 2023	$843
Invoices confirmed during the period	2,452
Confirmed invoices paid during the period	(2,431)
Impact of foreign currency	(70)
Confirmed obligations outstanding as of December 31, 2024	$794
Obligations outstanding and activities during the period related to our European major domestic appliance business have been excluded from the table above. There were no obligations outstanding as of December 31, 2024 related to our former Europe major domestic appliance business. Obligations outstanding amounted to $383 million as of December 31, 2023.
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
Research and Development Costs
Research and development costs are charged to expense and totaled $405 million, $473 million and $465 million in 2024, 2023 and 2022, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $264 million, $392 million and $329 million in 2024, 2023 and 2022, respectively.

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
We recognize, primarily in other noncurrent liabilities in the Consolidated Balance Sheets, the effects of uncertain income tax positions. Interest and penalties related to uncertain tax positions are reflected in income tax expense. We record liabilities, net of the amount, after determining it is more likely than not that the uncertain tax position will not be sustained upon examination based on its technical merits. We accrue for indirect tax contingencies when we determine that a loss is probable and the amount or range of loss is reasonably estimable.
Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.
See Note 14 to the Consolidated Financial Statements for additional information.
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
For additional information, see Note 16 to the Consolidated Financial Statements.
Equity Method Investments
Our primary equity method investments include partial ownership in Whirlpool China, an entity that was previously controlled by the Company, and partial ownership in Beko Europe B.V. (Beko), a newly formed entity resulting from the April 1, 2024 transaction with Arcelik. Whirlpool China and Beko are considered related parties. For additional information, see Note 16 to the Consolidated Financial Statements.
The following table summarizes the amounts related to the Company's primary equity method investments during the periods presented.

Millions of dollars	December 31, 2024		December 31, 2023
	Percentage Ownership	Carrying Amount	Percentage Ownership	Carrying Amount
Beko Europe B.V.	25%	$74	N/A	N/A
Whirlpool China	20%	$191	20%	$187
The fair value of the investment in Beko at the date of deconsolidation was calculated based on a discounted cash flow analysis and multiple market data points (Level 3 input), resulting in a fair value of $186 million. As of December 31, 2024, the carrying amount of the investment is $74 million, reflecting the recognition of equity method investment losses during the year, which includes restructuring charges of $74 million. The fair value of our investment in Whirlpool China, based on the quoted market price, is $193 million as of December 31, 2024. Management has concluded that there are no indicators of other than temporary impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the periods presented.

Millions of dollars	Twelve Months Ended December 31,
	2024	2023
Accounts Payable	$101	$91
Purchases	$261	$303
The licensing revenue from our equity method investments and their subsidiaries is not material for the periods presented. There are also no material accounts receivable or sales with these investments for the periods presented.
The Company’s share of the results of equity method investments and elimination of intra-entity results are included in the Equity method investment income (loss), net of tax in the Consolidated Statements of Income (Loss). The investment balance is reflected within other noncurrent assets in the Consolidated Balance Sheets and the Other/Eliminations column within the Segment Information footnote.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
For additional information, see Note 16 to the Consolidated Financial Statements.
Related Party Transaction
As of December 31, 2024, the Company's majority-owned subsidiary, Whirlpool India, holds a 97% controlling equity ownership in Elica PB India, following an additional acquisition of 10% equity interest during the third quarter of 2024. Elica PB India is consolidated in Whirlpool Corporation's financial statements and reported within our MDA Asia reportable segment.
Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of goodwill amounts to $86 million and the carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $26 million as of December 31, 2024. Other assets or liabilities of Elica PB India are not material to the Consolidated Financial Statements of the Company.
Both Whirlpool India and the non-controlling interest shareholders retain an option for Whirlpool India to purchase the remaining equity interest in Elica PB India for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.
Adoption of New Accounting Standards
On January 1, 2025, we adopted the FASB issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The adoption of this standard did not have a material impact on our Consolidated Financial Statements, however we have expanded our Segment disclosure to include additional information that is significant to the chief operating decision maker, who is the Company’s Chairman and Chief Executive Officer.
For additional information on the required disclosures related to the impact of adopting this standard, see Note 15 to the Consolidated Financial Statements.
All other standards adopted for the year ended December 31, 2024 did not have a material impact on our Consolidated Financial Statements.

Accounting Pronouncements Issued But Not Yet Effective
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
In November 2024, the FASB issued Update 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". This update applies to all public business entities. The Board is issuing this Update to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The new standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new standard.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
5. Recognize revenue when or as the Company satisfies a performance obligation
The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the twelve months ended December 31, 2024, 2023 and 2022, respectively.
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. We sell products within all major product categories in each operating segment. For additional information on the disaggregated revenues by operating segment, see Note 15 to the Consolidated Financial Statements.

	Twelve months ended
Millions of dollars	2024	2023	2022
Major product categories:
Laundry	$4,585	$5,333	$5,133
Refrigeration	5,097	5,794	6,248
Cooking	3,939	4,721	5,056
Dishwashing	1,276	1,729	1,822
Total major product category net sales	$14,897	$17,577	$18,259
Spare parts and warranties	649	953	923
Other	1,062	925	542
Total net sales	$16,607	$19,455	$19,724
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The Company previously had a water filtration subscription business, operating under our Brastemp brand, in our Latin America segment which provided water filtration systems for consumer and business locations. On January 16, 2024, the Company entered into a share purchase agreement with a third-party buyer to sell the Company's Brastemp water filtration subscription business in the Latin America region and the transaction closed on July 1, 2024. For additional information, see Note 16 to the Consolidated Financial Statements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes our allowance for doubtful accounts by operating segment for the twelve months ended December 31, 2024.

Millions of dollars	December 31, 2023 (1)	Charged to Earnings	Write-offs	Foreign Currency	Other	December 31, 2024
Accounts receivable allowance
MDA North America	$4	$4	$—	$—	$—	$8
MDA Latin America	38	8	(6)	(7)	—	33
MDA Asia	3	—	—	—	—	3
SDA Global	2	—	—	—	—	2
Consolidated	$47	$12	$(6)	$(7)	$—	$46
Financing receivable allowance
MDA Latin America	$29	$—	$—	$(6)	$—	$23
Consolidated	$76	$12	$(6)	$(13)	$—	$69
(1) Effective January 1, 2024, we reorganized our operating segment structure. All prior period amounts have been reclassified to conform with current period presentation. For additional information, see Note 16 to the Consolidated Financial Statements.
We recorded an immaterial amount of bad debt expense for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)    LEASES
Leases
We lease certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of approximately $216 million, $235 million and $218 million for the years ended December 31, 2024, 2023 and 2022, respectively.
At December 31, 2024 and 2023, we have no material leases classified as financing leases. We have approximately $1,048 million of non-cancellable operating lease commitments, excluding variable consideration at December 31, 2024 and $929 million at December 31, 2023. The undiscounted annual future minimum lease payments are summarized by year in the table below.

Maturity of Lease Liabilities	Operating Leases (in millions)
2025	$204
2026	185
2027	162
2028	134
2029	108
Thereafter	255
Total lease payments	$1,048
Less: interest	175
Present value of lease liabilities	$873
The long-term portion of the lease liabilities included in the amounts above is $711 million as of December 31, 2024. The remainder of our lease liabilities are included in other current liabilities in the Consolidated Balance Sheets.
During the year ended December 31, 2024 the weighted average remaining lease term and weighted average discount rate for operating leases was 6 years and 6%. The weighted average remaining

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
lease term and weighted average discount rate was 7 years and 5% for the year ended December 31, 2023.
During the year ended December 31, 2024 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $206 million. The right of use assets obtained in exchange for new liabilities was $268 million for the year ended December 31, 2024.
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
We rent or sublease certain real estate to third parties. Our sublease portfolio primarily consists of operating leases within our warehouses, resulting in a nominal amount of sublease income for the years ended December 31, 2024, 2023 and 2022, respectively.
Sale-leaseback transactions
There were no material sale-leaseback transactions in 2024 or 2023. In the first quarter of 2022, the Company sold and leased back a group of non-core properties for net proceeds of approximately $52 million. The initial total annual rent for the properties is approximately $2 million per year over an initial 15 year lease term and is subject to annual rent increases. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the properties for the lease term. The Company has two sequential 5-year renewal options.
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
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of December 31, 2024, these arrangements include residual value guarantees of up to approximately $405 million that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
the lease payments used to measure the right-of-use assets and lease liabilities. The residual value guarantee amounted to $378 million as of December 31, 2023.
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

(4)     INVENTORIES
The following table summarizes our inventories at December 31, 2024 and 2023:

Millions of dollars	2024	2023
Finished products	$1,463	$1,732
Raw materials and work in process	572	515
Total inventories	$2,035	$2,247

(5)     GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes the goodwill attributable to our historical reporting units as of December 31, 2022 and December 31, 2023:

Millions of dollars	North America	Latin America	Asia	Total Whirlpool
Ending balance December 31, 2022	$2,829	$33	$452	$3,314
Currency translation adjustment	1	—	(1)	—
Divestitures and acquisitions (1)	16	—	—	16
Ending balance December 31, 2023	$2,846	$33	$451	$3,330
(1)Increase in goodwill is related to a measurement period adjustment for the InSinkErator acquisition that occurred in 2022. For additional information, see Note 16 to the Consolidated Financial Statements.
As of January 1, 2024, we reorganized our operating segments. As a result, goodwill balances were reallocated based on the relative fair value of our new segments. The following table summarizes the reallocated goodwill balances:

Millions of dollars	MDA North America	MDA Latin America	MDA Asia	SDA Global	Total Whirlpool
Beginning balance January 1, 2024	$2,419	$31	$248	$632	$3,330
Currency translation adjustment	(4)	(1)	(3)		(8)
Ending balance December 31, 2024	$2,415	$30	$245	$632	$3,322
See Note 15 to the Consolidated Financial Statements for additional information on the operating segment change.
Annual impairment assessment
We completed our annual impairment assessment for goodwill as of October 1, 2024 The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate goodwill for all our reporting units. Based on the quantitative assessment we determined there was

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
no impairment of goodwill. For additional information, see Note 10 to the Consolidated Financial Statements.
We completed our annual impairment assessment for goodwill as of October 1, 2023. The Company performed a qualitative assessment for all our reporting units and determined no impairment was indicated.
Interim Impairment assessment - 2022
Based on our interim quantitative impairment assessment as of June 30, 2022, the carrying value of the EMEA reporting unit exceeded its fair value and we recorded a goodwill impairment charge for the full amount of the goodwill's carrying value of $278 million during the second quarter of 2022.
Other Intangible Assets
The following table summarizes other intangible assets for the period presented:

	December 31, 2024			December 31, 2023
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$665	$(349)	$316	$669	$(326)	$343
Patents and other (2)	100	(97)	3	115	(114)	1
Total other intangible assets, finite lives	765	(447)	318	$784	$(440)	$344
Trademarks, indefinite lives (3)	2,399	—	2,399	2,780	—	2,780
Total other intangible assets	$3,164	$(447)	$2,717	$3,564	$(440)	$3,124
(1)Customer relationships have an estimated useful life of 5 to 18 years.
(2)Patents and other intangibles have an estimated useful life of 3 to 43 years.
(3)Includes InSinkErator and Maytag trademarks with carrying values of $1.3 billion and $640 million respectively.
Annual impairment assessment
We completed our annual impairment assessment for other intangible assets as of October 1, 2024. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain indefinite-life intangible assets within our MDA North America operating segment. The results of the quantitative assessment determined that the carrying value of our Maytag trademark exceeded its fair value by $381 million. Accordingly, an impairment charge of $381 million was recorded during the fourth quarter of 2024 and was recorded within Impairment of Goodwill and Other Intangibles. The brand has been unfavorably impacted as Whirlpool has refocused its brand strategy to the laundry category. There were no impairments identified for any other intangible assets. For additional information, see Note 10 to the Consolidated Financial Statements.
We completed our annual impairment assessment for other intangible assets as of October 1, 2023. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain indefinite-lived intangible assets. Based on the results of the quantitative assessment, we determined there was no impairment of intangible assets in 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Interim Impairment assessment - 2022
In the second quarter of 2022, we identified indicators of impairment associated with other intangible assets in our EMEA reporting unit, which required us to complete an interim impairment assessment. Based on that assessment, we determined that the carrying value of certain other intangible assets, including the Indesit and Hotpoint* tradenames, exceeded their fair value, and we recorded an impairment charge of $106 million during the second quarter of 2022.
See Note 10 to the Consolidated Financial Statements for additional information.
Amortization Expense
Amortization expense was $31 million, $40 million and $35 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2025	$24
2026	24
2027	24
2028	24
2029	24
*Whirlpool prior ownership of the Hotpoint brand in the EMEA and Asia Pacific regions was not affiliated with the Hotpoint brand sold in the Americas.
(6)    FINANCING ARRANGEMENTS
Long-Term Debt
The following table summarizes our long-term debt at December 31, 2024 and 2023:

Millions of dollars	2024	2023
Senior Note - 4.00%, maturing 2024	$—	$300
Term Loan - SOFR + 85bps, maturing 2024	—	500
Term Loan - SOFR +125bps, maturing 2025	1,500	1,500
Senior Note - 3.70%, maturing 2025	350	350
Senior Note - 1.25%, maturing 2026(1)	516	549
Senior Note - 1.10%, maturing 2027(1)	619	659
Senior Note - 0.50%, maturing 2028(1)	516	550
Senior Note - 4.75%, maturing 2029	696	695
Senior Note - 2.40%, maturing 2031	300	300
Senior Note - 4.70%, maturing 2032	298	298
Senior Note - 5.50%, maturing 2033	300	300
Senior Note - 5.75%, maturing 2034	299
Senior Note - 5.15%, maturing 2043	249	249
Senior Note - 4.50%, maturing 2046	497	497
Senior Note - 4.60%, maturing 2050	493	493
Other, net	(25)	(26)
	$6,608	$7,214
Less current maturities	1,850	800
Total long-term debt	$4,758	$6,414
(1)Euro denominated debt reflects impact of currency
For outstanding notes issued by our wholly-owned subsidiaries the debt is fully and unconditionally guaranteed by the Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the contractual maturities of our long-term debt (net of discounts or premiums) , including current maturities, at December 31, 2024:

Millions of dollars
2025	$1,850
2026	516
2027	618
2028	515
2029	694
Thereafter	2,415
Long-term debt, including current maturities	$6,608
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Term Loan Agreement
On September 23, 2022, the Company entered into a Term Loan Agreement by and among the Company, Sumitomo Mitsui Banking Corporation (“SMBC”), as Administrative Agent and Syndication Agent and as lender, and certain other financial institutions as lenders. SMBC, BNP Paribas, ING Bank N.V., Dublin Branch, Mizuho Bank, Ltd., and Societe Generale acted as Joint Lead Arrangers and Syndication Agents; The Bank of Nova Scotia and Bank of China, Chicago Branch acted as Documentation Agents; and SMBC acted as Sole Bookrunner for the Term Loan Agreement. The Term Loan Agreement provides for an aggregate lender commitment of $2.5 billion. The Company utilized proceeds from the term loan facility on a delayed draw basis to fund a majority of the $3.0 billion purchase price consideration for the Company’s acquisition from Emerson Electric Co. (“Emerson”) of Emerson’s InSinkErator business, as set forth in the Asset and Stock Purchase Agreement between Whirlpool and Emerson dated as of August 7, 2022 (the “Acquisition Agreement”).
The outstanding amount for this term loan at December 31, 2024 is $1.5 billion, which is classified in noncurrent liabilities on the Consolidated Balance Sheet. The term loan facility is divided into two tranches: a $1 billion tranche with a maturity date of April 30, 2024, of which $500 million was repaid in December 2023 and the remaining $500 million was repaid in April 2024; and a $1.5 billion tranche with a maturity date of October 31, 2025.
The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over SOFR for the 3-year tranche is 1.25% (with a 0.10% SOFR spread adjustment); and (2) the spread over prime for the 3-year tranche is zero, as the date hereof.
The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the term loan agreement as of December 31, 2024.
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

The interest rate payable with respect to the Amended Long-Term Facility is based on the Company’s current debt rating, Term SOFR (Secured Overnight Financing Rate) + 1.25% interest rate margin per annum (with a 0.10% SOFR spread adjustment) or the Alternate Base Rate + 0.25% per annum, at the Company’s election.

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the Amended Long-Term Facility as of December 31, 2024.
In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $1.5 billion term loan, we have committed credit facilities in Brazil and India. These committed credit facilities

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
provide borrowings up to approximately $173 million at December 31, 2024 and $218 million at December 31, 2023, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2025.
We had $1.5 billion and $2.0 billion drawn on the committed credit facilities (representing amounts outstanding on the term loan facility) at December 31, 2024 and December 31, 2023, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at December 31, 2024 and 2023:

Millions of dollars	2024	2023
Short-term borrowings due to banks	$18	$17
Total notes payable	$18	$17
(7)    COMMITMENTS AND CONTINGENCIES
OTHER MATTERS
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at December 31, 2024. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.4 billion Brazilian reais (approximately $385 million at December 31, 2024).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 295 million Brazilian reais (approximately $48 million at December 31, 2024), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case (which has concluded at all judicial levels except the Brazil Supreme Court) is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 397 million Brazilian reais (approximately $64 million at December 31, 2024). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
We and other Brazil taxpayers have filed lawsuits in Brazil challenging DIFAL, an interstate tax equalization regime. In November 2023, in a leading (non-Whirlpool) case, the Brazil Supreme Court issued a decision upholding the constitutionality of DIFAL levied for the majority of 2022, but has not yet ruled on the taxpayer's appeal motion. Certain other DIFAL litigation remains pending at various levels of judicial review. We have accrued amounts related to DIFAL levied in certain states in Brazil, but have not accrued amounts in certain others based on the opinion of our tax and legal advisors. Our total unreserved amounts related to DIFAL-related contingency is approximately 315 million Brazilian reais (approximately $52 million at December 31, 2024).
In addition to the BEFIEX, IPI tax credit, PIS/COFINS inputs and DIFAL matters noted above, other assessments issued by the Brazilian tax authorities related to indirect and income tax matters, and other matters, are at various stages of review in numerous administrative and judicial proceedings. We are vigorously defending our positions related to BEFIEX credits and other Brazil Tax Matters. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss.
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
Legacy EMEA Legal Matters
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France, including Whirlpool and Indesit. The FCA investigation was split into two parts, and in December 2018, we finalized a settlement with the FCA on the first part of the investigation. The second part of the FCA investigation, focused primarily on manufacturer interactions with retailers, has concluded. The Company agreed to a preliminary settlement range with the FCA and recorded a charge of approximately $69 million in the first half of 2023.
On December 19, 2024, the FCA's college issued its final decision, setting the final fine amount at $75 million (based on exchange rates at December 31, 2024), with $46 million attributable to Whirlpool's France business and $29 million attributable to Indesit's France business. The Company expects to pay Beko Europe approximately $52 million in the first half of 2025 to satisfy indemnification obligations related to this fine, with the remainder satisfied by cash provided in connection with transaction closing. Under the terms of a settlement with Indesit's former owners, the Company expects to receive approximately $9 million out of escrow from the former owners in the first half of 2025. The Company recorded a nominal amount in the fourth quarter of 2024 related to the decision, representing final fine amounts above the 2023 reserve offset by the escrow amounts from Indesit's former owners.
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020 and the dismissal was affirmed on appeal in July 2022. Plaintiffs filed a petition with the U.S. Supreme Court in January 2023, which was subsequently denied. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. In the fourth quarter of 2022, we accrued an immaterial amount related to these claims in our financial statements, and in 2024 we reached agreement with our insurers regarding coverage for all likely future financial obligations arising out of this incident.
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
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2024	2023
Balance at January (1)	$206	$190
Issuances/accruals during the period	235	311
Settlements made during the period/other	(245)	(303)
Liabilities classified to held for sale (1)	—	8
Balance at December 31	$196	$206
Current portion	$136	$136
Non-current portion	60	70
Total	$196	$206
(1)Liabilities of our European major domestic appliance business were classified as held for sale through closing of the European major domestic appliance transaction on April 1, 2024.
In the normal course of business, we engage in investigations of potential quality and safety issues. As part of our ongoing effort to deliver quality products to consumers, we are currently investigating certain potential quality and safety issues globally. As necessary, we undertake to effect repair or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At December 31, 2024 and December 31, 2023, the guaranteed amounts totaled 981 million Brazilian reais (approximately $159 million at December 31, 2024) and 1,321 million Brazilian reais (approximately $273 million at December 31, 2023), respectively. The fair value of these guarantees were nominal at December 31, 2024 and December 31, 2023. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $1.9 billion at December 31, 2024 and $3.0 billion at December 31, 2023. Our total short-term outstanding bank indebtedness under guarantees (excluding those related to the European major domestic appliance business) was $12 million at December 31, 2024, and was $17 million at December 31, 2023.
Purchase Obligations
Our expected cash outflows resulting from non-cancellable purchase obligations are summarized by year in the table below.

Millions of dollars
2025	179
2026	77
2027	63
2028	50
2029	44
Thereafter	45
Total purchase obligations	458
(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
We have funded and unfunded defined benefit pension plans that cover certain employees in North America, Europe, Asia and Brazil. The United States plans comprise the majority of our obligation. All of the United States plans are frozen for all participants, except for the Supplemental Executive Retirement Plan discussed below. The primary formula for United States salaried employees covered under the qualified defined benefit plan and the unfunded, nonqualified Retirement Benefits Restoration Plan was based on years of service and final average salary, while the primary formula for United States hourly employees covered under the defined benefit plans was based on specific dollar amounts for each year of service. There were multiple formulas for employees covered under the qualified and nonqualified defined benefit plans that were sponsored by Maytag, including a cash balance formula. We have foreign pension plans that accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service.
We sponsor an unfunded Supplemental Executive Retirement Plan in the United States that remains open to new participants and additional benefit accruals. This plan is nonqualified and provides certain key employees additional defined pension benefits that supplement those provided by the Company's other retirement plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A defined contribution plan is provided to all United States employees and is not classified within the net periodic benefit cost. The Company provides annual match and automatic company contributions, in cash or Company stock, of up to 7% of employees' eligible pay. Our contributions during 2024, 2023 and 2022 were $80 million (the majority funded with Company stock), $87 million and $90 million, respectively.
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
As of December 31, 2023, pension assets and liabilities related to the European major domestic appliance business have been classified as held for sale.
The postretirement medical benefit programs are unfunded. We reserve the right to modify these benefits in the future.

Defined Benefit - Pensions and Other Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2024	2023	2024	2023	2024	2023
Funded status
Fair value of plan assets	$1,745	$1,980	$29	$29	$—	$—
Benefit obligations	1,845	2,098	59	65	110	123
Funded status	$(100)	$(118)	$(30)	$(36)	$(110)	$(123)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$—	$6	$6	$—	$—
Current liability	(10)	(8)	(4)	(5)	(14)	(16)
Noncurrent liability	(90)	(110)	(32)	(37)	(96)	(107)
Amount recognized	$(100)	$(118)	$(30)	$(36)	$(110)	$(123)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$1,232	$1,239	$23	$206	$(7)	$(2)
Prior service (credit) cost	1	1	—	2	(9)	(9)
Amount recognized	$1,233	$1,240	$23	$208	$(16)	$(11)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2024	2023	2024	2023	2024	2023
Benefit obligation, beginning of year	$2,098	$2,211	$65	$60	$123	$121
Service cost	2	2	2	3	—	—
Interest cost	102	115	4	26	7	7
Plan participants' contributions	—	—	—	—	—	—
Actuarial (gain) loss	(90)	44	2	53	(7)	11
Benefits paid	(196)	(274)	(3)	(30)	(9)	(19)
Plan amendments	—	—	—	(1)	—	2
Other adjustments	—	—	—	—	—	—
Transfer of benefits	(71)	—	—	—	—	—
Settlements / curtailment (gain)	—	—	(3)	(6)	—	—
Foreign currency exchange rates	—	—	(8)	29	(4)	1
Reclassification of obligation to held for sale (1)	—	—	—	(69)	—	—
Benefit obligation, end of year	$1,845	$2,098	$59	$65	$110	$123
Accumulated benefit obligation, end of year	$1,835	$2,090	$53	$58	N/A	N/A
(1) Starting from the fourth quarter of 2022, benefit obligations of our European major domestic appliance business is transferred to assets held for sale. For additional information, see Note 16 to the Consolidated Financial Statements.
The actuarial (gain) loss for all pension and other postretirement benefit plans in 2024 and 2023 was primarily related to a change in the discount rate used to measure the benefit obligation of those plans.
Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2024	2023	2024	2023	2024	2023
Fair value of plan assets, beginning of year	$1,980	$2,072	$29	$30	$—	$—
Actual return on plan assets	26	175	2	1	—	—
Employer contribution	6	7	6	3	9	19
Plan participants' contributions	—	—	—	—	—	—
Benefits paid	(196)	(274)	(3)	(4)	(9)	(19)
Transfer of plan assets	(71)	—	—	—	—	—
Other adjustments	—	—	—	(1)	—	—
Settlements	—	—	(3)	—	—	—
Foreign currency exchange rates	—	—	(2)	—	—	—
Reclassification of plan assets to held for sale (1)	—	—	—	—	—	—
Fair value of plan assets, end of year	$1,745	$1,980	$29	$29	$—	$—
(1) Starting from the fourth quarter of 2022, fair value of plan assets of our European major domestic appliance business is transferred to assets held for sale. For additional information, see Note 16 to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$2	$2	$3	$2	$3	$4	$—	$—	$—
Interest cost	102	115	82	10	26	15	7	7	5
Expected return on plan assets	(146)	(140)	(144)	(7)	(22)	(31)	—	—	—
Amortization:
Actuarial loss	39	37	57	1	5	9	(1)	(1)	—
Prior service cost (credit)	—	—	—	—	—	—	(1)	(41)	(46)
Curtailment (gain) / loss	—	—	—	—	—	(1)	—	—	—
Settlement loss	—	—	1	1	1	2	—	—	—
Net periodic benefit cost (income)	$(3)	$14	$(1)	$7	$13	$(2)	$5	$(35)	$(41)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the years ended December 31, 2024, 2023 and 2022:

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2024	2023	2022	2024	2023	2022	2024	2023	2022
Operating (profit) loss	$2	$2	$3	$2	$3	$4	$—	$—	$—
Interest and sundry (income) expense	(5)	12	(4)	5	10	(6)	5	(35)	(41)
Net periodic benefit cost (income)	$(3)	$14	$(1)	$7	$13	$(2)	$5	$(35)	$(41)
During the fourth quarter of 2024, we transferred a portion of small-benefit retirees under the pension plan to an insurance company. The liability and asset transfer was $71 million and did not have a material impact on the consolidated balance sheets as of December 31, 2024.
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) (Pre-Tax) in 2024

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss / (gain)	$32	$(17)	$(6)
Actuarial (loss) recognized during the year	(39)	(2)	1
Current year prior service cost (credit)	—	—	—
Prior service credit (cost) recognized during the year	—	—	1
Total recognized in other comprehensive income (loss) (pre-tax)	$(7)	$(19)	$(4)
Total recognized in net periodic benefit costs and other comprehensive income (loss) (pre-tax)	$(10)	$(12)	$1
We amortize actuarial losses and prior service costs (credits) over a period of up to 15 years and 9 years, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Assumptions
Weighted-Average Assumptions used to Determine Benefit Obligation at End of Year

	United States Pension Benefits		Foreign Pension Benefits (1)		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Discount rate	5.60%	5.15%	7.93%	4.44%	6.24%	5.72%
Rate of compensation increase	4.50%	4.50%	5.07%	3.58%	N/A	N/A
Interest crediting rate for cash balance plans	4.35%	3.90%	3.00%	2.81%	N/A	N/A
(1) Weighted-average assumptions include assumptions related to pension plans classified as held for sale.

Weighted-Average Assumptions used to Determine Net Periodic Cost

	United States Pension Benefits			Foreign Pension Benefits (1)			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.15%	5.55%	2.85%	4.44%	4.72%	1.89%	6.00%	6.36%	4.27%
Expected long-term rate of return on plan assets	6.50%	6.00%	5.50%	6.03%	5.33%	5.23%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.58%	3.52%	3.59%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	3.90%	4.30%	1.60%	2.81%	2.85%	2.36%	N/A	N/A	N/A
Health care cost trend rate
Initial rate	N/A	N/A	N/A	N/A	N/A	N/A	5.25%	5.50%	5.75%
Ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	N/A	N/A	N/A	N/A	N/A	N/A	2025	2025	2025
(1) Weighted-average assumptions for 2023 and 2022 include assumptions related to pension plans classified as held for sale.
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
Expected Return on Plan Assets
In the United States, the expected return on plan assets is developed considering asset mix, historical asset class data and long-term expectations. The resulting weighted-average return was rounded to the nearest quarter of one percent and applied to the fair value of plan assets at December 31, 2024.
For foreign pension plans, the expected rate of return on plan assets was primarily determined by observing historical returns in the local fixed income and equity markets and computing the weighted average returns with the weights being the asset allocation of each plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
There have been no contributions to the pension trust for our U.S. defined benefit plans during the twelve months ended December 31, 2024 and 2023.
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits
2025	$—	$—
Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2025	$236	$8	$14
2026	192	6	12
2027	189	10	11
2028	179	7	9
2029	171	6	9
2030-2034	$724	$27	$41
Plan Assets
Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for our plans is approximately 25% in growth assets and 75% in immunizing fixed income securities, with exceptions for foreign pension plans. The fixed income securities duration is intended to match that of our United States pension liabilities.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The fair values of our pension plan assets at December 31, 2024 and 2023, by asset category were as follows:

	December 31,
	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Net Asset Value		Total
Millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Cash and cash equivalents	$—	$—	$146	$178	$—	$—	$—	$—	$146	$178
Government and government agency securities (1)
U.S. securities	—	—	57	75	—	—	—	—	57	75
International securities	—	—	43	39	—	—	—	—	43	39
Corporate bonds and notes (1)
U.S. companies	—	—	909	1,094	—	—	—	—	909	1,094
International companies	—	—	105	154	—	—	—	—	105	154
Equity securities (2)
International companies	4	8	—	—	—	—	—	—	4	8
Mutual funds (3)	—	—	100	71	—	—	—	—	100	71
Investments at net asset value
U.S. equity securities (4)	—	—	—	—	—	—	234	227	234	227
International equity securities (4)	—	—	—	—	—	—	128	119	128	119
U.S. private equity investments	—	—	—	—	6	15	—	—	6	15
Emerging growth	—	—	—	—	—	2	—	—	—	2
All other investments	—	—	41	27	—	—	—	—	41	27
	$4	$8	$1,401	$1,638	$6	$17	$362	$346	$1,773	$2,009
(1)Valued using pricing vendors who use proprietary models to estimate the price a dealer would pay to buy a security using significant observable inputs, such as interest rates, yield curves, and credit risk.
(2)Valued using the closing stock price on a national securities exchange, which reflects the last reported sales price on the last business day of the year.
(3)Valued using the NAV of the fund, which is based on the fair value of underlying securities. The fund primarily invests in a diversified portfolio of equity securities, fixed income debt securities and real estate issued by non-U.S. companies.
(4)Common and collective trust funds valued using the NAV of the fund, which is based on the fair value of underlying securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2023	$16
Realized gain / (loss) (net)	3
Unrealized gain / (loss) (net)	(5)
Purchases	—
Settlements	(8)
Balance, December 31, 2024	$6
Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2024 and 2023 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2024	2023	2024	2023
Projected benefit obligation	$1,845	$2,098	$37	$42
Fair value of plan assets	$1,745	$1,980	$—	$1
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2024 and 2023 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2024	2023	2024	2023
Projected benefit obligation	$1,845	$2,098	$37	$42
Accumulated benefit obligation	1,835	2,090	35	39
Fair value of plan assets	$1,745	$1,980	$—	$1
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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at December 31, 2024, December 31 ,2023, and December 31, 2022.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at December 31, 2024 December 31, 2023 and December 31, 2022.
Net Investment Hedging
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Statements of Income. There were no outstanding hedges designated as net investment hedges at December 31, 2024, December 31, 2023 and December 31, 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Net Investment Hedging
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2024 and 2023. Hedge assets and liabilities of our European major domestic appliance business were classified as held for sale through closing of the European major domestic appliance transaction on April 1, 2024 and are excluded from the table below.

			Fair Value of				Type of Hedge
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2024	2023	2024	2023	2024	2023		2024	2023
Derivatives accounted for as hedges(1)
Commodity swaps/options	$204	$193	$5	$4	$9	$9	(CF)	24	24
Foreign exchange forwards/options	967	952	52	1	2	31	(CF/NI)	15	15
Cross-currency swaps	618	618	6	5	47	79	(CF)	50	62
Interest rate derivatives	—	—	—	—	—	—	(CF)	0	0
Total derivatives accounted for as hedges			$63	$10	$58	$119
Derivatives not accounted for as hedges
Commodity swaps/options	$—	$—	$—	$—	$—	$—	N/A	0	0
Foreign exchange forwards/options (2)	473	1,569	5	13	1	9	N/A	12	10
Total derivatives not accounted for as hedges			$5	$13	$1	$9
Total derivatives			$68	$23	$59	$128

Current			$65	$22	$11	$46
Noncurrent			3	1	48	82
Total derivatives			$68	$23	$59	$128
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.
(2)Foreign exchange forwards/options have decreased due to intercompany loan movements related to the contribution of our European major domestic appliance business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables summarize the effects of derivative instruments on our Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023:

		Gain (Loss) Recognized in OCI (Effective Portion)(3)
Millions of dollars		2024	2023
Cash flow hedges
Commodity swaps/options		$4	$(13)
Foreign exchange forwards/options		96	(69)
Cross-currency swaps(5)		34	(18)
		$133	$(100)

	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(4)
Cash Flow Hedges - Millions of dollars		2024	2023
Commodity swaps/options	Cost of products sold	$1	$(15)
Foreign exchange forwards/options	Net sales	1	(2)
Foreign exchange forwards/options	Cost of products sold	(5)	(46)
Foreign exchange forwards/options	Interest and sundry (income) expense	8	24
Cross-currency swaps(5)	Interest and sundry (income) expense	46	3
		$52	$(36)

	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2024	2023
Foreign exchange forwards/options	Interest and sundry (income) expense	$28	$(35)
(3)Change in gain (loss) recognized in OCI (effective portion) is primarily driven by increases in commodity prices and fluctuations in currency and interest rates. The tax impact of the cash flow hedges was $(26) million and $17 million in 2024 and 2023, respectively.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(5)Change in cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal during 2024 and 2023. There were no hedges designated as fair value in 2024 and 2023. The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income (loss) related to contracts maturing and expected to be realized during the next twelve months is a gain of approximately $46 million at December 31, 2024.

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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2024	2023	2024	2023	2024	2023	2024	2023
Short-term investments (1)	$1,000	$1,126	$705	$867	$295	$259	$1,000	$1,126
Net derivative contracts	—	—	—	—	8	(105)	8	(105)
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.
Goodwill
We have four reporting units for which we assess for impairment. We used a discounted cash flow analysis to determine fair value (Level 3 input) of our goodwill. In performing our quantitative assessment of goodwill, we estimated each reporting unit's fair value using a blend of the income and market approaches. The income approach uses the reporting unit's projections of estimated operating results and cash flows that are discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include revenue growth, EBIT margins and discount rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period including forecasted revenue growth, EBIT margins, tax rate, capital expenditures, depreciation and amortization, changes in working capital requirements and the terminal growth rate. The market approach used market multiples derived from a set of comparable companies.
During the second quarter of 2022, the discounted cash flow analysis for the quantitative impairment assessment for the EMEA reporting unit utilized a discount rate of 15%. Based on that assessment, the carrying value of the EMEA reporting unit exceeded its fair value resulting in a goodwill impairment loss for the full carrying amount of $278 million during the second quarter of 2022 and for the twelve months ended December 31, 2022.
There were no goodwill impairment charges recorded in 2024 or 2023.
Other Intangible Assets
In performing a quantitative assessment of indefinite-lived intangible assets other than goodwill, primarily trademarks, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademark; and a market participant discount rate based on a weighted-average cost of capital. The results of the annual assessment performed as of October 1, 2024 determined that the carrying value of our

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Maytag trademark exceeded its fair value (Level 3 input) by $381 million. A discount rate of 12.5% and a royalty rate of 4.0% were utilized in that assessment. The brand has been unfavorably impacted as Whirlpool has refocused its brand strategy to the laundry category.
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
During the twelve months ended December 31, 2024, we recorded a loss of $298 million to the loss on sale and disposal of businesses. The transaction closed on April 1, 2024 and no material fair value adjustments were recorded during the twelve months ended December 31, 2024 related to the contribution of our Europe major domestic appliance business. The loss of $298 million recorded during the twelve months December 31, 2024 reflects reassessment of the fair value less costs to sell of the disposal group, provisions for tax related indemnities and transaction costs.
See Note 16 to the Consolidated Financial Statements for additional information.

*Whirlpool prior ownership of the Hotpoint brand in the EMEA and Asia Pacific regions was not affiliated with the Hotpoint brand sold in the Americas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
InSinkErator Acquisition
On October 31, 2022, we completed the acquisition of the InSinkErator business pursuant to the terms of the purchase agreement with Emerson Electric Co. The acquisition was accounted for as a business combination under the acquisition method of accounting. This requires allocation of the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, including goodwill and other intangible assets. The Company finalized third-party valuations for the purchase price allocation and the measurement period for any further purchase accounting adjustment has elapsed.
See Note 16 to the Consolidated Financial Statements for additional information.
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
See Note 16 to the Consolidated Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $6.2 billion and $6.9 billion at December 31, 2024 and 2023, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(11)    STOCKHOLDERS' EQUITY
Comprehensive Income (Loss)
Comprehensive income (loss) primarily includes (1) our reported net earnings (loss), (2) foreign currency translation, including net investment hedges, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes in our unrecognized pension and other postretirement benefits, and (5) our proportionate share of equity method investee adjustments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2022, 2023, and 2024, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Total
December 31, 2021	$(1,555)	$34	$(836)	(2,357)
Unrealized gain (loss)	280	26	—	306
Unrealized actuarial gain(loss) and prior service credit (cost)	—	—	(27)	(27)
Tax effect	—	(2)	(10)	(12)
Other comprehensive income (loss), net of tax	280	24	(37)	267
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	280	24	(37)	267
December 31, 2022	$(1,275)	$58	$(873)	$(2,090)
Unrealized gain (loss)	22	(64)	—	(42)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(99)	(99)
Tax effect	—	17	36	53
Other comprehensive income (loss), net of tax	22	(47)	(63)	(88)
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	22	(47)	(63)	(88)
December 31, 2023	$(1,253)	$11	$(936)	$(2,178)
Unrealized gain (loss)	(30)	83	(9)	44
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	39	39
Tax effect	—	(25)	(20)	(45)
Other comprehensive income (loss), net of tax	(30)	57	10	37
Less: Other comprehensive loss available to noncontrolling interests	(1)	—	—	(1)
Other comprehensive income (loss) available to Whirlpool	(29)	57	10	38
Sale of minority interest in subsidiary	18	—	—	18
MDA Europe deconsolidation	442	—	135	577
December 31, 2024	$(822)	$68	$(791)	$(1,545)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2024	2023	2022
Numerator for basic and diluted earnings per share – net earnings (loss) available to Whirlpool	$(323)	$481	$(1,519)
Denominator for basic earnings per share – weighted-average shares	55.1	55.0	55.9
Effect of dilutive securities – stock-based compensation	—	0.2	—
Denominator for diluted earnings per share – adjusted weighted-average shares	55.1	55.2	55.9
Anti-dilutive stock options/awards excluded from earnings per share	1.2	1.2	0.6
Dividends
Dividends per share paid to shareholders were $7.00, $7.00 and $7.00 during 2024, 2023 and 2022, respectively.
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the twelve months ended December 31, 2024, we repurchased 456,000 shares under the share repurchase program at an aggregate price of approximately $50 million. At December 31, 2024, there were approximately $2.5 billion in remaining funds authorized under these programs.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and it has no expiration date.
(12)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $28 million, $33 million and $58 million in 2024, 2023, and 2022, respectively. Related income tax benefits recognized in earnings were $4 million, $7 million and $10 million in 2024, 2023, and 2022, respectively.
At December 31, 2024, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $62 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 26 months.
Share-Based Employee Incentive Plans
On April 18, 2023, our stockholders approved the 2023 Omnibus Stock and Incentive Plan ("2023 OSIP"). This plan was adopted by our Board of Directors on February 20, 2023 and provides for the issuance of stock options, performance stock units, and restricted stock units, among other award types. No new awards may be granted under the 2023 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2024, approximately 2.9 million shares remain available for issuance under the 2018 and 2023 OSIP.
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
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period in substantially equal increments, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, disability, retirement, or with the consent of the Committee (as defined in the award agreement). We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate - an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life - an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average grant date fair value of stock options granted for 2024, 2023, and 2022 were $24.05, $37.55 and $53.16, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2024	2023	2022
Risk-free interest rate	4.3%	4.0%	1.9%
Expected volatility	40.4%	39.8%	37.4%
Expected dividend yield	6.7%	5.0%	2.9%
Expected option life, in years	5	5	5
Stock Option Activity
The following table summarizes stock option activity during 2024:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	951	$169.01
Granted	338	108.16
Exercised	(1)	50.98
Canceled or expired	(90)	153.20
Outstanding at December 31	1,198	$153.09
Exercisable at December 31	751	$169.86
The total intrinsic value of stock options exercised was immaterial for the periods presented. The related tax benefits and cash received from the exercise of stock options was also immaterial for the periods presented.
The table below summarizes additional information related to stock options outstanding at December 31, 2024:

Options in thousands / dollars in millions, except per-share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	1,173	751
Weighted-average exercise price per share	$154.01	$169.86
Aggregate intrinsic value	$2	$—
Weighted-average remaining contractual term, in years	6	4

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
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2024, 2023, and 2022 were $104.67, $125.44 and $158.27, respectively. The total fair value of stock units vested during 2024, 2023, and 2022 was $48 million, $76 million and $67 million, respectively.
The following table summarizes stock unit activity during 2024:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	1,052	$150.19
Granted	507	104.67
Canceled	(272)	134.37
Vested and transferred to unrestricted	(294)	162.07
Non-vested, at December 31	993	$116.92
Non-employee Director Equity Awards
In 2024, each non-employee director received an annual grant of unrestricted Whirlpool common stock, with the number of shares issued to the director determined by dividing $150,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders.
(13)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
In March 2024, the Company committed to workforce reduction plans in the United States and globally, in an effort to reduce complexity and simplify our organizational model after the European major domestic appliance transaction. The workforce reduction plans included involuntary severance actions as of the end of the first quarter of 2024. Total costs for these actions were $21 million, of which we incurred $14 million in employee termination costs and $7 million other associated costs. The majority of these costs resulted in cash settlements in 2024; the remainder will be paid in 2025.
During the second quarter of 2024, the Company evaluated additional restructuring actions as part of the Company's organizational simplification efforts. Total costs for these actions were $58 million, which were primarily employee termination costs. The majority of these costs resulted in cash settlements in 2024; the remainder will be paid in 2025.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables summarize the changes to our restructuring liability during the twelve months ended December 31, 2024:

Millions of Dollars	December 31, 2023	Charge to Earnings	Cash Paid	Non-Cash and Other	December 31, 2024
Employee Termination	$3	$62	$(59)	$(2)	$4
Other exit costs	—	17	(10)	(5)	$2
Total	$3	$79	$(69)	$(7)	$6
The following table summarizes 2024 restructuring charges by operating segment:

Millions of dollars	2024 Charges
MDA North America	31
MDA Latin America	23
MDA Asia	6
SDA Global	5
Corporate / Other	14
Total	$79
Restructuring expense was not material for the twelve months ended December 31, 2023 and December 31, 2022, respectively.

(14) INCOME TAXES
Income tax expense was $10 million, $77 million, and $265 million in 2024, 2023 and 2022, respectively. The decrease in tax expense in 2024 compared to 2023 includes lower earnings and legal entity restructuring tax benefits related to simplifying our legal entity structure in 2024 to reduce administrative costs associated with the prior structure. The completion of the restructuring in 2024 created a tax deductible loss which was recognized in 2024 and resulted in a $721 million net tax benefit partially offset by increases in valuation allowances and the divestiture tax impact.
The change in tax expense in 2023 compared to 2022 includes legal entity restructuring tax benefits, related to simplifying the legal entity structure to reduce administrative costs associated with the prior structure. The completion of the restructuring created a tax-deductible loss which was recognized in the fourth quarter of 2023, and resulted in a $170 million net tax benefit, partially offset by increases in valuation allowances.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the difference between an income tax benefit and tax expense at the United States statutory rate of 21% in 2024, 2023, and 2022, respectively, and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2024	2023	2022
Earnings (loss) before income taxes
United States	$(294)	$9	$(158)
Foreign	107	584	(1,069)
Earnings (loss) before income taxes	$(188)	$593	$(1,227)

Income tax (benefit) expense computed at United States statutory rate	$(39)	$125	$(258)
U.S. government tax incentives	(19)	(20)	(19)
Foreign government tax incentives, including BEFIEX	(31)	(30)	(23)
Foreign tax rate differential	26	41	(3)
U.S. foreign tax credits	(65)	(43)	11
Valuation allowances	395	78	222
State and local taxes, net of federal tax benefit	(56)	(43)	(21)
Foreign withholding taxes	16	13	52
U.S. tax on foreign dividends and subpart F income	(57)	36	22
Settlement of global tax audits	32	43	3
Changes in enacted tax rates	10	1	(2)
Nondeductible loss on sale	56	5	421
Nondeductible fines and penalties	—	18	59
Legal entity debt restructuring	(3)	—	(159)
Divestiture tax impact	239	—	—
Legal entity restructuring tax impact	(721)	(170)	—
Expiration/Forfeiture of net operating losses	143	5	—
Foreign currency impacts	33	(23)	(23)
Non-deductible expenses	46	31	22
Other items, net	5	10	(39)
Income tax computed at effective worldwide tax rates	$10	$77	$265
Current and Deferred Tax Provision
The following table summarizes our income tax (benefit) provision for 2024, 2023 and 2022:

	2024		2023		2022
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$(6)	$(437)	$(27)	$(212)	$(40)	$65
Foreign	184	393	197	155	180	85
State and local	9	(133)	(3)	(33)	(9)	(16)
	$187	$(177)	$167	$(90)	$131	$134
Total income tax expense		$10		$77		$265
United States Tax on Foreign Dividends
We have historically reinvested all unremitted earnings of the majority of our foreign subsidiaries and affiliates, and therefore have not recognized any U.S. deferred tax liability on those earnings. The Company had cash and cash equivalents of approximately $1.3 billion at December 31, 2024, of which approximately $1.1 billion was held by subsidiaries in foreign countries. Certain funds outside of the United States could be repatriated to fund our U.S. operations. If these funds were

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
repatriated, they would likely not be subject to United States federal income tax under the previously taxed income or the dividend exemption rules. However, we would likely be required to accrue and pay United States state and local taxes and withholding taxes payable to various countries. The Company has included an estimate of $15 million of income tax expense in 2024 as an estimate of this hypothetical tax obligation.
Valuation Allowances
At December 31, 2024, we had net operating loss carryforwards of $3.8 billion, $1.2 billion of which were U.S. state net operating loss carryforwards, compared to $5.4 billion and $1.2 billion at December 31, 2023, respectively. The decrease in net operating loss carryforwards was primarily driven by the legal entity restructuring actions in 2024. Of the total net operating loss carryforwards at December 31, 2024, $1.1 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2043. At December 31, 2024, we had $363 million of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2031 and 2043.
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $885 million at December 31, 2024 consists of $601 million of net operating loss carryforward deferred tax assets and $284 million of other deferred tax assets. Our recorded valuation allowance was $490 million at December 31, 2023 and consisted of $393 million of net operating loss carryforward deferred tax assets and $97 million of other deferred tax assets. The increase in our valuation allowance was primarily driven by the European major domestic appliance business transaction.
Net operating loss carryforwards in 2023 of $2.1 billion related to the European major domestic appliance business as of December 31, 2023. Net deferred tax assets of $512 million, including $106 million of valuation allowances, associated with the disposal group were transferred to assets held for sale in the fourth quarter of 2023. For additional information, see Notes 10 and 16 to the 2023 Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Deferred Tax Liabilities and Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2024 and 2023:

Millions of dollars	2024	2023
Deferred tax liabilities
Intangibles	$249	$429
Property, net	126	224
Right of use assets	171	190
Inventory Reserves	—	(3)
Other	59	238
Total deferred tax liabilities	$605	$1,078
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	$363	$365
Corporate Alternative Minimum Tax credits	—	28
Lease liabilities	179	200
Pensions	33	64
Loss carryforwards	911	1,388
Postretirement obligations	28	29
Foreign tax credit carryforwards	151	94
Research and development capitalization	367	315
Employee payroll and benefits	53	48
Accrued expenses	82	52
Product warranty accrual	41	49
Receivable and inventory allowances	41	67
Other	656	676
Total deferred tax assets	2,905	3,375
Valuation allowances for deferred tax assets	(885)	(490)
Deferred tax assets, net of valuation allowances	2,020	2,885
Reclassification of net deferred tax assets to held for sale	—	(515)
Net deferred tax assets	$1,415	$1,292

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law. Among other changes to the Internal Revenue Code of 1986, as amended (the “Code”), the IRA imposes a 15% corporate alternative minimum tax on certain corporations (the “CAMT”). To the extent a corporation is subject to the CAMT in a prior taxable year and in a later taxable year is subject to the regular corporate tax, such corporation may apply the prior amounts paid under the CAMT against its regular tax liability to the extent such credits do not reduce the regular tax liability below the CAMT applicable in such taxable year. We have no CAMT liability nor related deferred tax asset carryforward as of December 31, 2024.
Unrecognized Tax Benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2024	2023	2022
Balance, January 1	$380	$589	$580
Additions for tax positions of the current year	10	13	24
Additions for tax positions of prior years	14	22	32
Reductions for tax positions of prior years	(52)	(56)	(45)
Settlements during the period (1)	(3)	(188)	(1)
Lapses of applicable statute of limitation	—	—	(1)
Balance, December 31	$349	$380	$589
(1) During the fourth quarter of 2023, the Company resolved a number of disputed tax positions with the U.S. and other tax authorities. The Company had previously recorded reserves for the risk associated with these tax positions, and the settlement of these matters resulted in a reduction in the Company's unrecognized tax benefits, which is shown in the table above.
Interest and penalties associated with unrecognized tax benefits resulted in a net expense of $14 million, net benefit of $12 million and net expense of $24 million in December 31, 2024, 2023 and 2022, respectively. We have accrued a total of $53 million, $78 million and $90 million at December 31, 2024, 2023 and 2022, respectively.
It is reasonably possible that certain unrecognized tax benefits of $134 million could be settled with various related jurisdictions during the next 12 months.
We are in various stages of tax disputes (including audits, appeals and litigation) with certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. We are no longer subject to any significant tax disputes (including audits, appeals and litigation) for the years before 2012 relating to US Federal income taxes and for the years before 2003 relating to any state, local or foreign income taxes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)    SEGMENT INFORMATION
Beginning January 1, 2024, we reorganized our operating segment structure to better represent the revised structure within our portfolio transformation, including a greater focus on our strong value creating small domestic appliance business. The Company implemented this change to align with the Company's new operating structure, consistent with how the Company’s Chief Operating Decision Maker evaluates operational performance and allocates resources in accordance with ASC 280, Segment Reporting.
Our reportable segments consist of Major Domestic Appliances ("MDA") North America; MDA Europe, MDA Latin America; MDA Asia; and Small Domestic Appliances ("SDA") Global. All prior period amounts have been reclassified to conform with current period presentation. The MDA Europe business was deconsolidated upon the completion of the European contribution agreement transaction with Arcelik as of April 1, 2024. For additional information see Note 16 to the Consolidated Financial Statements.
The chief operating decision maker (CODM), who is the Company's Chairman and Chief Executive Officer, evaluates operational performance based on each segment's earnings (loss) before interest and taxes (EBIT). We define EBIT as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance. Cost of products sold is the significant expense regularly reviewed by the CODM and consists of costs associated with products sold, including but not limited to materials, labor, freight and warehousing. Other segment expenses/ (income) primarily include selling, general and administrative items.
Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the segment's ongoing performance. Intersegment sales are eliminated within each segment.
The table below summarizes performance by operating segment for the periods presented:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	OPERATING SEGMENTS
Millions of dollars	MDA North America	MDA Latin America	MDA Asia	MDA Europe (1)	SDA Global	Other/ Eliminations	Total Whirlpool
Net sales
2024	$10,236	$3,498	$1,056	$804	$1,013	$—	$16,607
2023	10,761	3,352	969	3,403	970	—	19,455
2022	10,762	3,079	1,031	3,779	1,073	—	19,724
Cost of Products Sold
2024	$8,784	$2,966	$914	$726	$659	$(23)	$14,026
2023	8,927	2,853	845	3,053	640	(33)	16,285
2022	8,880	2,634	890	3,584	692	(29)	16,651
Other segment expenses/(income)
2024	$787	$287	$101	$87	$209	$1,047	$2,518
2023	826	312	102	325	191	498	2,254
2022	703	261	104	287	188	2,586	4,129
EBIT
2024	$665	$245	$41	$(9)	$145	$(1,024)	$63
2023	1,008	187	22	25	139	(465)	916
2022	1,179	184	37	(92)	193	(2,557)	(1,056)
Intersegment sales
2024	$117	$1,224	$43	$23	$13	$(1,420)	$—
2023	210	1,530	43	81	—	(1,864)	—
2022	261	1,494	42	85	—	(1,882)	—
Total assets
2024	$9,693	$3,813	$1,147	$—	$1,087	$561	$16,301
2023	10,216	4,037	1,054	685	1,134	186	17,312
2022	10,130	3,522	1,036	2,553	1,102	(1,219)	17,124
Capital expenditures
2024	$178	$181	$13	$22	$14	$43	$451
2023	216	133	8	104	16	72	549
2022	218	121	27	127	25	52	570
Depreciation and amortization
2024	$175	$63	$19	$—	$17	$59	$333
2023	200	66	21	—	13	61	361
2022	189	65	20	132	11	58	475
(1) MDA Europe consisted of our European major domestic appliance business which was contributed to Beko Europe as of April 1, 2024. See Note 16 to the Consolidated Financial Statements for additional information on the transaction.
Sales to Lowe's, a North American retailer, represented approximately 13%, 13%, and 14% of our consolidated net sales in 2024, 2023 and 2022, respectively. Lowe's represented approximately 38% and 38% of our consolidated accounts receivable as of December 31, 2024 and 2023, respectively.
The United States individually comprised at least 10% of consolidated net sales in 2024, 2023 and 2022 in the amounts of $10.1 billion, $10.5 billion and $10.5 billion, respectively.
Brazil individually comprised at least 10% of consolidated net sales in 2024 in the amount of $2.5 billion.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the countries that represent at least 10% of consolidated long-lived assets for the years ended December 31, 2024 and 2023. Long-lived assets includes property, plant and equipment and right-of-use assets at December 31, 2024 and 2023.

Millions of dollars	United States	Mexico	All Other Countries	Total
2024
Long-lived assets	$1,986	$522	$607	$3,115

Millions of dollars	United States	Mexico	All Other Countries	Total
2023
Long-lived assets	$1,829	$429	$698	$2,956

Assets of $3.3 billion and $3.4 billion associated with our European major domestic appliance business were classified as assets held for sale and recorded at fair value less costs to sell as of December 31, 2023 and December 31, 2022, respectively.
For additional information, see Notes 10 and 16 to the Consolidated Financial Statements.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Twelve Months Ended December 31,
in millions	2024	2023	2022
Items not allocated to segments:
Restructuring charges	$(79)	$(16)	$(21)
(Loss) gain on sale and disposal of businesses	(264)	(106)	(1,869)
Impairment of goodwill, intangibles and other assets	(381)	—	(396)
Equity method investment income (loss)	(107)	(22)	(16)
Legacy EMEA legal matters	2	(94)	—
Corporate expenses and other	(195)	(227)	(255)
Total other/eliminations	$(1,024)	$(465)	$(2,557)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Statements of Income (Loss) is shown in the table below for the periods presented:

	Twelve Months Ended December 31,
in millions	2024	2023	2022
Operating profit	$143	$1,015	$(1,056)
Interest and sundry (income) expense	(27)	71	(19)
Equity method investment income (loss), net of tax	(107)	(28)	(19)
Total EBIT	$63	$916	$(1,056)
Interest expense	358	351	190
Income tax expense	10	77	265
Net earnings (loss)	$(305)	$488	$(1,511)
Less: Net earnings (loss) available to noncontrolling interests	18	7	8
Net earnings (loss) available to Whirlpool	$(323)	$481	$(1,519)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(16)    ACQUISITIONS AND DIVESTITURES
European Major Domestic Appliance Business Held for Sale
On January 16, 2023, Whirlpool entered into a contribution agreement with Arçelik A.S. (“Arcelik”) to carve out and contribute our major domestic appliance European business operations into a newly formed European appliance company which constitutes a combination of Arcelik’s and Whirlpool's European businesses. The sale includes the Company's major domestic appliance business in EMEA, including nine production sites.
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
On April 1, 2024, the parties closed the aforementioned contribution transaction and MENA sale. Upon closing in the second quarter of 2024, the transaction resulted in the deconsolidation of the European major appliances and MENA businesses. Whirlpool owns approximately 25% and Arcelik owns approximately 75% of the European appliance company ("Beko Europe"). In connection with the transactions, we recorded a loss on disposal of $1.5 billion in the fourth quarter of 2022. The loss included a write-down of the net assets of $1.2 billion of the disposal group to a fair value of $139 million and also includes $393 million of cumulative currency translation adjustments, $98 million of other comprehensive loss on pension and $18 million of other transaction related costs. No goodwill was included in the disposal group.
We recorded adjustments of $298 million and $106 million for the twelve months ended December 31, 2024 and December 31, 2023, respectively, resulting in a total loss of $1.9 billion for the transaction. These adjustments are recorded in the loss on sale and disposal of businesses and reflect ongoing reassessment of the fair value less costs to sell of the disposal group, transaction costs and provision for tax related indemnities recorded at closing of the transaction.
Both Whirlpool and Arcelik retain an option for Arcelik to purchase the remaining equity interest in Beko for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.
The European disposal group was deconsolidated as of April 1, 2024. The following table presents the carrying amounts of the major classes of the disposal group's assets and liabilities as of December 31, 2024 and 2023, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
Millions of dollars	2024	2023
Carrying amounts of major classes of assets
Current Assets
Cash and cash equivalents	$—	$97
Accounts receivable, net of allowance of $0 and $28, respectively	—	578
Inventories	—	589
Prepaid and other current assets	—	94
Total current assets	—	1,358
Property, net of accumulated depreciation of $0 and $1,442, respectively	—	952
Right of use assets	—	162
Other intangibles, net of accumulated amortization of $0 and $149, respectively	—	286
Deferred income taxes	—	574
Other noncurrent assets	—	13
Total noncurrent assets	—	1,987
Total assets	$—	$3,345
Carrying amounts of major classes of liabilities
Current liabilities
Accounts payable	$—	$1,266
Accrued expenses	—	218
Accrued advertising and promotions	—	171
Employee compensation	—	120
Notes payable	—	4
Other current liabilities	—	97
Total current liabilities	—	1,876
Noncurrent liabilities
Pension benefits	—	168
Lease liabilities	—	132
Other noncurrent liabilities	—	87
Total noncurrent liabilities	—	387
Total liabilities	$—	$2,263

Total net assets of the disposal group classified as held for sale	$—	$1,082

Assets held for sale	Fair value of interest retained	$—	$144
Liabilities held for sale	Cumulative currency translation adjustment and Other comprehensive income on pension	$—	$587

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The European disposal group was deconsolidated as of April 1, 2024. The following table summarizes the European major appliances business' earnings (loss) available to Whirlpool before income taxes for the twelve months ended December 31, 2024, 2023 and 2022, respectively:

	Twelve Months Ended December 31,
in millions	2024	2023	2022
Earnings (loss) before income taxes	$(9)	$28	$(106)
Earnings (loss) before income taxes excludes intercompany other income and expense which eliminates at Total Whirlpool level.
Latin America sale of Brastemp water filtration subscription business
On January 16, 2024, the Company entered into a share purchase agreement with a third-party buyer to sell the Company's Brastemp-branded water filtration subscription business in the Latin America region and the transaction closed on July 1, 2024. The Company received proceeds of approximately 294 million Brazilian reais (approximately $52 million at the date of transaction) and recorded a gain of approximately $34 million during the third quarter of 2024. The disposal group met the criteria of held for sale at December 31, 2023. The carrying amounts of the disposal group's assets and liabilities as of December 31, 2024 and December 31, 2023, respectively, were immaterial. The disposal group's earnings (loss) available to Whirlpool before income taxes for the twelve months ended December 31, 2024, and December 31, 2023, respectively, were also immaterial.
Whirlpool India share sale
On November 30, 2023, the Company announced its intention to enter into one or more transactions to sell up to 24% of the outstanding shares of its publicly listed Whirlpool of India Limited subsidiary ("Whirlpool India") in 2024, and to retain a majority interest following completion of the sale.
On February 20, 2024, the Company's wholly-owned subsidiary, Whirlpool Mauritius Limited ("Seller"), executed the sale of 30.4 million equity shares of Whirlpool India via an on-market trade. The sale, which was accounted for as an equity transaction, reduced Seller's ownership in Whirlpool India from 75% to 51%, and generated proceeds of $462 million on settlement.
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
Goodwill of $1.1 billion which is not deductible for tax purposes, arose from this transaction and is allocated to the MDA North America reportable segment, and consists of expected future economic benefits arising from expected future product sales, value creation opportunities, operating efficiencies and other synergies that might result from the acquisition. The allocation has been made on the basis that the anticipated synergies identified will primarily benefit this reportable segment.
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
In connection with the sale, we recorded a loss on disposal of $346 million in the second quarter of 2022. The loss included a charge of $333 million for the write-down of the net assets of the disposal group to fair value and $13 million of cumulative currency translation adjustments. On the closing date of August 31, 2022, we recorded an immaterial adjustment to the final loss amount, resulting in a total loss of $348 million for the nine months ended September 30, 2022.
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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management's annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management's assessment of the effectiveness of our internal control over financial reporting as part of this report. Management's report is included on page 130 of this report under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.
Our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 131 of this report under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in ITEM 1 of PART I of this report under "Information About Our Executive Officers."
Information regarding the background of the directors, matters related to the Audit Committee, information on our insider trading policy, and the process by which our shareholders may recommend nominees to our Board of Directors can be found under the captions "Directors and Nominees for Election as Directors," "Board of Directors and Corporate Governance - Board of Directors and Committees," "Board of Directors and Corporate Governance - Committee Member Independence and Expertise," "Board of Directors and Corporate Governance - Insider Trading Arrangements and Policies," "Audit Committee Report" and "Board of Directors and Corporate Governance - Director Nominations by Stockholders" in the proxy statement, which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2024 ("Proxy Statement").
We have adopted a code of ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The text of our code of ethics, titled "Our Integrity Manual", is posted on our website at whirlpoolcorp.com/our-impact/governance-and-policies/integrity-manual.html. Whirlpool intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on this website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of Our Integrity Manual from:

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
Insider Trading Arrangements and Policies
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted a "Policy On Insider Trading; Use and Disclosure of Material Non-Public Information" (the "Insider Trading Policy"), which governs transactions in our securities by our directors, officers, employees, contractors, and consultants, as well as by Whirlpool Corporation itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding compensation of our executive officers and directors can be found under the captions "Non-employee Director Compensation," "Compensation Discussion and Analysis," "2024 Executive Compensation Tables," "Pay Ratio Disclosure," "Compensation Risk Assessment," and "Human Resources Committee Interlocks and Insider Participation" in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption "Human Resources Committee Report" in the Proxy Statement, which is incorporated herein by reference; however, such information is only "furnished" hereunder and not deemed "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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
Information regarding certain relationships and related transactions (if any) and the independence of Whirlpool's directors, can be found under the captions "Related Person Transactions" and "Board of Directors and Corporate Governance - Board of Directors and Committees - Director Independence" in the Proxy Statement, which is incorporated herein by reference.

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
(a) The following documents are filed as a part of this report:
1. Financial statements
2. Financial Statement Schedules - "Schedule II - Valuation and Qualifying Accounts" is contained on page 136 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b) The exhibits listed in the "Exhibit Index" is contained on page 121 of this report.
(c) Individual financial statements of the registrant's affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

ITEM 16.	Form 10-K Summary
None.

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(b)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2024

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
Contribution Agreement dated January 16, 2023 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arçelik A.Ş., Beko Europe B.V. and Ardutch B.V. [Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (Commission file number 1-3932) filed January 17, 2023]

2(v)**
Deed of Amendment to Contribution Agreement dated March 28, 2024 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arcelik A.S., Beko B.V., and Beko Europe B.V. [Incorporated by reference from Exhibit 2.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2024]

2(vi)*	Supplementary Deed to Contribution Agreement date March 28, 2024 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC Arçelik A.Ş., Beko Europe B.V. and Beko B.V.

2(vii)*	Second Supplementary Deed to Contribution Agreement dated March 28, 2024 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arçelik A.Ş., Beko Europe B.V. and Beko B.V.

2(viii)*	Third Supplementary Deed to Contribution Agreement dated November 12, 2024 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arçelik A.Ş., Beko Europe B.V. and Beko B.V.

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

4(x)
Certificate of Designated Officers of Whirlpool Corporation dated February 27, 2024 [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on February 27, 2024]

10(i)(a)
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

10(iii)(h)	Nonemployee Director Stock Option Form of Agreement (Z) [Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (Commission file number 1-3932) filed on April 26, 2010]

10(iii)(i)	Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992) (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1993]

10(iii)(j)
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
Amendment to the Whirlpool Corporation Executive Deferred Savings Plan II (dated December 21, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(x) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2009]

10(iii)(l)
Amendment dated February 14, 2022 to the Whirlpool Corporation Executive Deferred Savings Plan II (Z) [Incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(m)
Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2023) (Z) [Incorporated by reference from Exhibit 10(iii)(tt) to the Company's annual report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2022]

10(iii)(n)
Amendment No. 1 to The Whirlpool Corporation Executive Deferred Savings Plan II effective August 14, 2023 (Z) [Incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2023]

10(iii)(o)
Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(dd) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(p)
Whirlpool Supplemental Executive Retirement Plan (as amended and restated, effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(ee) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(q)
Amendment dated February 14, 2022 to the Whirlpool Corporation Supplemental Executive Retirement Plan (Z) [Incorporated by reference from Exhibit 10.6 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(r)	Form of Agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans) (Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1995]

10(iii)(s)
Form of Amendment to Whirlpool Corporation Career Stock Grant Agreement (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(t)
Omnibus Equity Plans 409A Amendment (effective December 19, 2008) (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(u)
Form of Restricted Stock Unit Agreement (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans) (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on June 21, 2010]

10(iii)(v)	Whirlpool Corporation Form of Indemnity Agreement (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on February 23, 2006]

10(iii)(w)	Form of Compensation and Benefits Assurance Agreements (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on August 23, 2010]

10(iii)(x)	Whirlpool Corporation 2014 Executive Performance Excellence Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 17, 2014]

10(iii)(y)
Amendment dated February 14, 2022 to the Whirlpool Corporation Executive Performance Excellence Plan (Z) [Incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(z)
Amendment No. 2 to The Whirlpool Corporation Executive Performance Excellence Plan effective August 14, 2023 (Z) [Incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2023]

10(iii)(aa)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 26, 2010]

10(iii)(bb)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Restricted Stock Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(cc)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(dd)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant (Z) [Incorporated by reference from Exhibit 10(iii)(c) to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(ee)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Restricted Stock Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(d) to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(ff)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant Document (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company's form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2012]

10(iii)(gg)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Restricted Stock Unit / Performance Unit Grant Document (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company's form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2012]

10(iii)(hh)
Whirlpool Corporation Amended and Restated 2010 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-8 (Commission file number 333-187948) filed on April 16, 2013]

10(iii)(ii)	Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 18, 2018]

10(iii)(jj)
Amendment dated February 14, 2022 to the Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2022]

10(iii)(kk)
Amendment No. 2 to The Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan effective August 14, 2023 (Z) [Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2023]

10(iii)(ll)
Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Restricted Stock Unit Award Document (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2019]

10(iii)(mm)
Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant Document (Z) [Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2019]

10(iii)(nn)
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

10(iii)(qq)	Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 20, 2023]

10(iii)(rr)
Amendment No. 1 to The Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan effective August 14, 2023 (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2023]

10(iii)(ss)
Aircraft Time Sharing Agreement dated as of July 29, 2019 by and between Whirlpool Corporation and Marc Bitzer [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2019]

10(iii)(tt)
Permanent Employment Contract dated April 1, 2019, between Whirlpool EMEA S.p.A. and Gilles Morel (Z) [Incorporated by reference from Exhibit 10(iii)(ii) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2019]

10(iii)(uu)
Retention Agreement dated August 17, 2022 between Whirlpool Corporation and Gilles Morel (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2022]

10(iii)(vv)
Waiver and Release Agreement effective March 16, 2023 by and between the Company and Joseph T. Liotine (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on March 22, 2023]

10(iii)(ww)
Waiver and Release Agreement executed March 7, 2024 by and between the Company and Ava Harter (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on March 8, 2024]

18.1	Letter from Ernst & Young LLP dated April 22, 2021 [Incorporated by reference from Exhibit 18.1 to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2021]

19.1*	Policy On Insider Trading; Use and Disclosure of Material Non-Public Information

21*	List of Subsidiaries

22
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

97
Whirlpool Corporation Policy for Recovery of Erroneously Awarded Compensation [Incorporated by reference from Exhibit 97 to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2023]

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

WHIRLPOOL CORPORATION (Registrant)
By:	/s/ JAMES W. PETERS	February 13, 2025
James W. Peters Executive Vice President and Chief Financial and Administrative Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MARC R. BITZER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Marc R. Bitzer

/s/ JAMES W. PETERS	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)
James W. Peters

/s/ ROXANNE L. WARNER	Senior Vice President and Corporate Controller (Principal Accounting Officer)
Roxanne L. Warner

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GREG CREED*	Director
Greg Creed

DIANE M. DIETZ*	Director
Diane M. Dietz

GERRI T. ELLIOTT*	Director
Gerri T. Elliott

RICHARD J. KRAMER*	Director
Richard J. Kramer

JENNIFER A. LACLAIR*	Director
Jennifer A. LaClair

JOHN D. LIU*	Director
John D. Liu

JAMES M. LOREE*	Director
James M. Loree

HARISH MANWANI*	Director
Harish Manwani

LARRY O. SPENCER*	Director
Larry O. Spencer

RUDY WILSON*	Director
Rudy Wilson

*By:	/s/ JAMES W. PETERS	Attorney-in-Fact	February 13, 2025
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

/s/ JAMES W. PETERS
James W. Peters
Executive Vice President and Chief Financial and Administrative Officer
February 13, 2025

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
The management of Whirlpool assessed the effectiveness of Whirlpool's internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the assessment and those criteria, management concluded that Whirlpool maintained effective internal control over financial reporting as of December 31, 2024.
Whirlpool's independent registered public accounting firm has issued an audit report on its assessment of Whirlpool's internal control over financial reporting. This report appears on page 135.

/s/ MARC R. BITZER	/s/ JAMES W. PETERS
Marc R. Bitzer	James W. Peters
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial and Administrative Officer
February 13, 2025	February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Whirlpool Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Valuation of Indefinite Lived Intangible Assets

Description of the Matter
At December 31, 2024, the balance of the Maytag and InSinkErator trademarks, which are indefinite lived intangible assets, was $640 million and $1.3 billion, respectively. As discussed in Note 1, Note 5, and Note 10 to the consolidated financial statements, indefinite lived intangible assets are tested for impairment at least annually or when impairment indicators are present. The Company performed its annual impairment test for the Maytag and InSinkErator trademarks in the fourth quarter of 2024. As a result of the impairment tests, the Company recorded an impairment charge of $381 million for the Maytag trademark. There was no impairment for the InSinkErator trademark.

Auditing management’s assessment of the estimated fair value of the Maytag and InSinkErator trademarks was complex and required the involvement of valuation specialists due to the judgmental nature of the assumptions used in the valuation process. The fair value estimates were sensitive to significant assumptions including forecasted revenue, royalty rate and discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite lived intangible asset fair value assessment process. This included testing the controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Maytag and InSinkErator trademarks, our audit procedures included, among others, assessing the methodology used to develop the estimate of fair value and testing the significant assumptions described above. This included comparing the assumptions of forecasted revenue growth used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses to evaluate the changes in the fair value of the trademarks that would result from changes in the assumptions described above. We also involved our valuation specialist to assist in evaluating the valuation methodology, the royalty rate and discount rate used in the valuation.

Unrecognized Income Tax Benefits

Description of the Matter
As of December 31, 2024, the balance of the Unrecognized Income Tax Benefits was $349 million as described in Note 14 to the consolidated financial statements. The Company records the benefits of an uncertain tax position in the consolidated financial statements after determining it is more likely than not that the uncertain tax position will be sustained upon examination based on its technical merits.

Auditing management’s accounting and disclosure for these unrecognized tax benefits was complex because the evaluation is based on interpretations of domestic and international tax laws, is subjective, and requires significant judgement.

How We Addressed the Matter in Our Audit
We identified and tested controls that address the recognition and measurement of these income tax matters. This included, among others, testing controls over the Company’s process to assess the technical merits and measurement of these positions. We also tested the Company’s process to determine the disclosure for these matters.

With the assistance of our income tax professionals, we performed audit procedures that included, among others, evaluating the technical merits, measurement and related disclosure for the Company’s positions. We assessed the inputs utilized in the assessments performed by management and evaluated the technical merits of the Company’s positions. We also examined the Company’s communications with the relevant tax authorities, including historical settlements, and read the minutes of the meetings of the committees of the board of directors.

Revenue Recognition - Accrued Promotional Liability

Description of the Matter
As of December 31, 2024, the Company’s accrued promotional liability was $682 million. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company recognizes a reduction to revenue and a corresponding accrued promotional liability based on the amount of customer sales incentives to be paid to trade customers. This estimate is accounted for as a reduction to revenue in the period incurred and primarily calculated using the expected value method.

Auditing the accrued promotional liability was complex due to the large volume of activity and the inherent estimation uncertainty in the process performed to estimate the reduction to revenue and corresponding promotional liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the completeness and valuation of the reduction to revenue and corresponding promotional liability. For example, we tested controls over management’s review of the total reduction to revenue as well as their review of the adjustments to the accrual.

Our audit procedures over completeness and valuation included, among others, testing a sample of key inputs to the promotional liability, including reviewing customer contractual agreements and customer sales data. We performed testing over activity subsequent to the balance sheet date to determine the impact, if any, these items have on the 2024 financial statements. In addition, we performed a lookback analysis which compares the amount accrued in the prior year to the amount subsequently paid.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1927.

Chicago, Illinois
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Whirlpool Corporation

Opinion on Internal Control over Financial Reporting
We have audited Whirlpool Corporation's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Whirlpool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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
February 13, 2025

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2024, 2023 and 2022
(Millions of dollars)

Description	Balance at Beginning of Period	Charged to Cost and and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2024:	$47	$12	$(13)	$46
Year Ended December 31, 2023:	49	1	(3)	47
Year Ended December 31, 2022:	97	7	(55)	49
Deferred tax valuation allowance (2)
Year Ended December 31, 2024:	$490	$395	$—	$885
Year Ended December 31, 2023:	412	78	—	490
Year Ended December 31, 2022:	195	222	(5)	412
(1)With respect to allowance for doubtful accounts, the amounts represent accounts charged off, net of translation adjustments and transfers. Recoveries were nominal for 2024, 2023 and 2022.
(2)For additional information about our deferred tax valuation allowances, refer to Note 14 to the Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]