Form 10-Q
period 2025-03-31
WHIRLPOOL CORP /DE/
filed 2025-04-24
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-3932
WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		38-1490038
(State of Incorporation)		(I.R.S. Employer Identification No.)

2000 North M-63
Benton Harbor,	Michigan	49022-2692
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code (269) 923-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $1.00 per share	WHR	New York Stock Exchange	and	NYSE Texas
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 18, 2025
Common stock, par value $1.00 per share	55,610,094

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2025

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring expectations, productivity, raw material prices and related costs, supply chain, portfolio transformation expectations, India transaction expectations, asset impairment, trade and tariffs, litigation, ESG efforts, debt repayment expectations, and the impact of the global economy and geopolitical events on our operations and financial results. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business objectives and successfully manage its strategic portfolio transformation; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past acquisitions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) risks related to our international operations; (10) Whirlpool's ability to respond to unanticipated social, political and/or economic events, including epidemics/pandemics; (11) information technology system and cloud failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (12) product liability and product recall costs; (13) Whirlpool's ability to attract, develop and retain executives and other qualified employees; (14) the impact of labor relations; (15) fluctuations in the cost of key materials (including steel, resins, and base metals) and components and the ability of Whirlpool to offset cost increases; (16) Whirlpool's ability to manage foreign currency fluctuations; (17) impacts from goodwill, intangible asset and/or inventory impairment charges; (18) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (19) impacts from credit rating agency downgrades; (20) litigation, tax, and legal compliance risk and costs; (21) the effects and costs of governmental investigations or related actions by third parties; (22) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, taxes and generative AI; (23) the impacts of changes in foreign trade policies, including tariffs; (24) Whirlpool's ability to respond to the impact of climate change and climate change or other environmental regulation; and (25) the uncertain global economy and changes in economic conditions. In addition, factors that could cause actual results to differ materially from our India transaction expectations include, among other things, failure or delays in launching transaction based on Board approval, market conditions or other factors, failure or delays in share settlement and closing, transaction proceeds being lower than expected, alternative uses for proceeds received, brand license valuation expectations not being met, and strategic, economic or industry expectations for India not being realized.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2025	2024
Net sales	$3,621	$4,490
Expenses
Cost of products sold	3,014	3,848
Gross margin	607	642
Selling, general and administrative	406	477
Intangible amortization	7	11
Restructuring costs	10	23
Loss (gain) on sale and disposal of businesses	—	247
Operating profit	184	(116)
Other (income) expense
Interest and sundry (income) expense	(32)	(29)
Interest expense	77	90
Earnings (loss) before income taxes	139	(177)
Income tax expense (benefit)	43	76
Equity method investment income (loss), net of tax	(17)	—
Net earnings (loss)	79	(253)
Less: Net earnings (loss) available to noncontrolling interests	7	6
Net earnings (loss) available to Whirlpool	$71	$(259)
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$1.29	$(4.72)
Diluted net earnings (loss) available to Whirlpool	$1.28	$(4.72)
Dividends declared	$1.75	$1.75
Weighted-average shares outstanding (in millions)
Basic	55.6	54.9
Diluted	55.8	54.9

Comprehensive income (loss)	$(34)	$(250)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,024	$1,275
Accounts receivable, net of allowance of $47 and $46, respectively	1,416	1,317
Inventories	2,391	2,035
Prepaid and other current assets	577	612
Total current assets	5,408	5,239
Property, net of accumulated depreciation of $5,497 and $5,414, respectively	2,283	2,275
Right of use assets	860	841
Goodwill	3,323	3,322
Other intangibles, net of accumulated amortization of $453 and $447, respectively	2,711	2,717
Deferred income taxes	1,440	1,433
Other noncurrent assets	489	474
Total assets	$16,514	$16,301
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,510	$3,530
Accrued expenses	446	455
Accrued advertising and promotions	363	682
Employee compensation	188	228
Notes payable	619	18
Current maturities of long-term debt	1,850	1,850
Other current liabilities	558	560
Total current liabilities	7,534	7,323
Noncurrent liabilities
Long-term debt	4,833	4,758
Pension benefits	115	122
Postretirement benefits	95	96
Lease liabilities	720	711
Other noncurrent liabilities	388	358
Total noncurrent liabilities	6,152	6,045
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 65 million and 65 million shares issued, respectively, and 55 million and 55 million shares outstanding, respectively	65	64
Additional paid-in capital	3,465	3,462
Retained earnings	1,285	1,311
Accumulated other comprehensive loss	(1,657)	(1,545)
Treasury stock, 9 million and 9 million shares, respectively	(586)	(609)
Total Whirlpool stockholders' equity	2,572	2,683
Noncontrolling interests	257	250
Total stockholders' equity	2,829	2,933
Total liabilities and stockholders' equity	$16,514	$16,301

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2025	2024
Operating activities
Net earnings (loss)	$79	$(253)
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	83	89
Loss (gain) on sale and disposal of businesses	—	247
Equity method investment (income) loss, net of tax	17	—
Share based compensation and other	58	13
Changes in assets and liabilities:
Accounts receivable	(80)	(266)
Inventories	(341)	(113)
Accounts payable	(83)	(236)
Accrued advertising and promotions	(325)	(199)
Accrued expenses and current liabilities	2	(122)
Taxes deferred and payable, net	7	65
Accrued pension and postretirement benefits	(2)	(8)
Employee compensation	(46)	(77)
Other	(90)	(13)
Cash provided by (used in) operating activities	(721)	(873)
Investing activities
Capital expenditures	(72)	(115)
Cash provided by (used in) investing activities	(72)	(115)
Financing activities
Net proceeds from borrowings of long-term debt	—	300
Net repayments of long-term debt	—	(300)
Net proceeds (repayments) from short-term borrowings	599	501
Dividends paid	(97)	(95)
Repurchase of common stock	—	(50)
Sale of minority interest in subsidiary	—	462
Other	1	—
Cash provided by (used in) financing activities	503	818
Effect of exchange rate changes on cash and cash equivalents	39	(20)
Less: change in cash classified as held for sale	—	(149)
Increase (decrease) in cash and cash equivalents	(251)	(339)
Cash and cash equivalents at beginning of year	1,275	1,570
Cash and cash equivalents at end of period	$1,024	$1,231

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2024.
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
Change in Presentation
In 2024, the Company changed its rounding presentation. Certain columns and rows within the consolidated financial statements and tables presented may not sum due to rounding, and percentages have been calculated from the underlying whole-dollar amounts. This change is immaterial and does not impact the comparability of our consolidated financial statements.
Risks and Uncertainties
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at March 31, 2025.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after April 24, 2025, including those resulting from the impacts of macroeconomic volatility including with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The results of the annual assessment performed as of October 1, 2024 determined that the carrying value of the Maytag trademark exceeded its fair value by $381 million. The trademark remains at risk for future impairment at March 31, 2025. The InSinkErator trademark is also at risk for impairment at March 31, 2025. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.
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
As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the first quarter of 2025.
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
In addition, potential future economic deterioration brought on by the trade and tariff landscape, ongoing international conflicts, and related sanctions or other factors, such as potential sales of businesses and new tax legislation may negatively impact the realizability and/or valuation of certain deferred tax assets.
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of March 31, 2025 and December 31, 2024, these arrangements include residual value guarantees of up to approximately $405 million and $378 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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

Millions of dollars	Outstanding Obligations
Confirmed obligations outstanding as of December 31, 2024	$794
Invoices confirmed during the period	631
Confirmed invoices paid during the period	(615)
Impact of foreign currency	22
Confirmed obligations outstanding as of March 31, 2025	$833

Equity Method Investments
Our primary equity method investments include partial ownership in Whirlpool China, an entity that was previously controlled by the Company, and partial ownership in Beko Europe B.V. ("Beko Europe"), a newly formed entity resulting from the April 1, 2024 transaction with Arçelik A.S. (“Arcelik”). For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
The following table summarizes the amounts related to the Company's primary equity method investments during the periods presented.

Millions of dollars	March 31, 2025		December 31, 2024
	Percentage Ownership	Carrying Amount	Percentage Ownership	Carrying Amount
Beko Europe B.V.	25%	$59	25%	$74
Whirlpool China	20%	$193	20%	$191
The fair value of the investment in Beko Europe at the date of deconsolidation was calculated based on a discounted cash flow analysis and multiple market data points (Level 3 input), resulting in a fair value of $186 million. The market value of our investment in Whirlpool China, based on the quoted market price, is $203 million as of March 31, 2025. Management has concluded that there are no indicators of other than temporary impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the periods presented.

Millions of dollars	Three Months Ended March 31,
	2025	2024
Accounts Payable	$117	$88
Purchases	$100	$77
The licensing revenue from our equity method investments and their subsidiaries is not material for the periods presented. There are also no material accounts receivable or sales with these investments for the periods presented.
Related Parties
As of March 31, 2025, the Company's majority-owned subsidiary, Whirlpool India, holds a 97% controlling equity ownership in Elica PB India, following an additional acquisition of 10% equity interest during the third quarter of 2024. Elica PB India is consolidated in Whirlpool Corporation's financial statements and reported within our MDA Asia reportable segment. Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of goodwill amounts to $86 million and the carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $26 million as of March 31, 2025 and $26 million as of December 31, 2024, respectively. Other assets or liabilities of Elica PB India are not material to the Consolidated Condensed Financial Statements of the Company for the periods presented.
Both Whirlpool India and the non-controlling interest shareholders retain an option for Whirlpool India to purchase the remaining equity interest in Elica PB India for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.

Accounting Pronouncements Issued But Not Yet Effective
In December 2023, the FASB issued Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This Update applies to all entities that are subject to Topic 740. The amendments in this Update improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard should be applied on a prospective basis, but retrospective application is permitted. The Company will adopt this standard beginning with the Form 10-K for the fiscal year ending December 31, 2025 and is still determining the potential impact to the financial statements.
In November 2024, the FASB issued Update 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". This update applies to all public business entities. The FASB is issuing this Update to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of products sold, SG&A, and research and development). The new standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this new standard.
All other issued and not yet effective accounting standards are not relevant or material to the Company.
(2)    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. For additional information on the disaggregated revenues by operating segment, see Note 13 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
Millions of dollars	2025	2024
Major product categories:
Laundry	$1,026	$1,264
Refrigeration	1,100	1,254
Cooking	839	1,063
Dishwashing	295	428
Total major product category net sales	$3,260	$4,009
Spare parts and warranties	137	239
Other	224	242
Total net sales	$3,621	$4,490
Other revenue sources include primarily the revenues from the InSinkErator business, subscription arrangements, and licenses.
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three months ended March 31, 2025.

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

The following table summarizes our allowance for expected credit losses and bad debt expense by operating segment for the three months ended March 31, 2025:

Millions of dollars	December 31, 2024	Charged to Earnings	Write-offs	Foreign Currency	Other	March 31, 2025
Accounts receivable allowance
MDA North America	$8	$—	$—	$—	$—	$8
MDA Latin America	33	1	(1)	1	—	34
MDA Asia	3	—	—	—	—	3
SDA Global	2	—	—	—	—	2
Consolidated	$46	$1	$(1)	$1	$—	$47
Financing receivable allowance
MDA Latin America	$23	$—	$—	$2	$—	$25
Consolidated	$69	$1	$(1)	$3	$—	$72
(3)    INVENTORIES
The following table summarizes our inventories at March 31, 2025 and December 31, 2024:

Millions of dollars	March 31, 2025	December 31, 2024
Finished products	$1,821	$1,463
Raw materials and work in process	570	572
Total Inventories	$2,391	$2,035
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at March 31, 2025 and December 31, 2024:

Millions of dollars	March 31, 2025	December 31, 2024
Land	$36	$36
Buildings	1,038	981
Machinery and equipment	6,707	6,673
Accumulated depreciation	(5,497)	(5,414)
Property, plant and equipment, net	$2,283	$2,275
During the three months ended March 31, 2025, we disposed of land, buildings, machinery and equipment with a net book value of $2 million, compared to $2 million in the same period of 2024. The net gain on the disposals was not material for the three months ended March 31, 2025 and 2024, respectively.
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
The outstanding amount for this term loan at March 31, 2025 is $1.5 billion, which is classified in current liabilities on the Consolidated Condensed Balance Sheet. The term loan facility is divided into two tranches: a $1 billion tranche with a maturity date of April 30, 2024, of which $500 million was repaid in December 2023 and the remaining $500 million was repaid in April 2024; and a $1.5 billion tranche with a maturity date of October 31, 2025.
The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over SOFR for the 3-year tranche is 1.25% (with a 0.10% SOFR spread adjustment); and (2) the spread over prime for the 3-year tranche is zero, as the date hereof.
The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the term loan agreement as of March 31, 2025.
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

The interest rate payable with respect to the Amended Long-Term Facility is based on the Company’s current debt rating, Term SOFR (Secured Overnight Financing Rate) +1.25% interest rate margin per annum (with a 0.10% SOFR spread adjustment) or the Alternate Base Rate +0.25% per annum, at the Company’s election.

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the Amended Long-Term Facility as of March 31, 2025.
In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $1.5 billion term loan, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $186 million at March 31, 2025 and $173 million at December 31, 2024, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2025.
We had $1.5 billion and $1.5 billion drawn on the committed credit facilities (representing amounts outstanding on the term loan facility) at March 31, 2025 and December 31, 2024, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at March 31, 2025 and December 31, 2024:

Millions of dollars	March 31, 2025	December 31, 2024
Commercial paper	$593	$—
Short-term borrowings due to banks	26	18
Total notes payable	$619	$18
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
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $123 million as of March 31, 2025 and $183 million as of December 31, 2024. The amount of cash proceeds received under these arrangements was $123 million and $131 million for the three months ended March 31, 2025 and 2024, respectively.
(6)    COMMITMENTS AND CONTINGENCIES
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at March 31, 2025. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.4 billion Brazilian reais (approximately $420 million at March 31, 2025).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 295 million Brazilian reais (approximately $51 million at March 31, 2025), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case (which has concluded at all judicial levels except the Brazil Supreme Court) is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 402 million Brazilian reais (approximately $70 million at March 31, 2025). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
We and other Brazil taxpayers have filed lawsuits in Brazil challenging DIFAL, an interstate tax equalization regime. In November 2023, in a leading (non-Whirlpool) case, the Brazil Supreme Court issued a decision upholding the constitutionality of DIFAL levied for the majority of 2022, but has not yet ruled on the taxpayer's appeal motion. Certain other DIFAL litigation remains pending at various levels of judicial review. We have accrued amounts related to DIFAL levied in certain states in Brazil, but have not accrued amounts in certain others based on the opinion of our tax and legal advisors. Our total unreserved amounts related to DIFAL-related contingency is approximately 338 million Brazilian reais (approximately $59 million at March 31, 2025).
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
On December 19, 2024, the FCA's college issued its final decision, setting the final fine amount at $75 million (based on exchange rates at December 31, 2024), with $46 million attributable to Whirlpool's France business and $29 million attributable to Indesit's France business. The Company is expected to pay Beko Europe approximately $54 million in Q2 2025 to satisfy indemnification obligations related to this fine, with the remainder satisfied by cash provided in connection with transaction closing. Under the terms of a settlement with Indesit's former owners, the Company expects to receive approximately $9 million out of escrow from the former owners in the first half of 2025.

Latin America Tax Review
In the first quarter of 2023, we accrued an immaterial amount in our Consolidated Condensed Financial Statements related to prior-period Value Added Tax (VAT) remittances in our Latin America region. We have resolved certain aspects of this matter and the overall financial statement impact of such resolution has thus far been immaterial. We continue to review tax matters within the region for any potential additional impacts, if any; certain matters could have a material adverse effect on our financial statements in any particular reporting period.
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
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2025	2024
Balance at January 1	$196	$206
Issuances/accruals during the period	61	72
Settlements made during the period/other	(60)	(80)
Liabilities classified to held for sale	—	3
Balance at March 31	$197	$201
Current portion	135	$128
Non-current portion	62	73
Total	$197	$201
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At March 31, 2025 and December 31, 2024, the guaranteed amounts totaled 979 million Brazilian reais (approximately $171 million at March 31, 2025) and 981 million Brazilian reais (approximately $159 million at December 31, 2024), respectively. The fair value of these guarantees were nominal at March 31, 2025 and December 31, 2024. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $2.0 billion at March 31, 2025 and $1.9 billion at December 31, 2024, respectively. Our total short-term outstanding bank indebtedness under guarantees was $26 million and $12 million at March 31, 2025 and December 31, 2024, respectively.
(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Service cost	$1	$1	$—	$1	$—	$—
Interest cost	24	25	1	7	2	2
Expected return on plan assets	(30)	(37)	—	(6)	—	—
Amortization:
Actuarial gain	10	10	—	1	—	—
Prior service credit	—	—	—	—	(1)	—
Settlement and curtailment (gain) loss	—	—	(2)	—	—	—
Net periodic benefit cost (credit)	$5	$(1)	$(1)	$3	$1	$2
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Operating profit (loss)	$1	$1	$—	$1	$—	$—
Interest and sundry (income) expense	4	(2)	(1)	2	1	2
Net periodic benefit cost (credit)	$5	$(1)	$(1)	$3	$1	$2
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
Commodity Price Risk
We enter into commodity derivative contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases of commodities.
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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at March 31, 2025 and December 31, 2024, respectively.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at March 31, 2025 and December 31, 2024.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of March 31, 2025 and December 31, 2024.

The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at March 31, 2025 and December 31, 2024.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2025	2024	2025	2024	2025	2024		2025	2024
Derivatives accounted for as hedges(1)
Commodity swaps/options	$251	$204	$9	$5	$9	$9	(CF)	21	24
Foreign exchange forwards/options	911	967	21	52	7	2	(CF/NI)	15	15
Cross-currency swaps	618	618	5	6	65	47	(CF)	47	50
Total derivatives accounted for as hedges			$35	$63	$81	$58
Derivatives not accounted for as hedges
Foreign exchange forwards/options	464	473	1	5	7	1	N/A	9	12
Total derivatives not accounted for as hedges			1	5	7	1
Total derivatives			$36	$68	$88	$59

Current			$34	$65	$22	$11
Noncurrent			2	3	66	48
Total derivatives			$36	$68	$88	$59
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended March 31,
		Gain (Loss) Recognized in OCI (Effective Portion) (2)(4)
Millions of dollars		2025	2024
Cash flow hedges
Commodity swaps/options		$5	$5
Foreign exchange forwards/options		(25)	15
Cross-currency swaps		(17)	13
		$(37)	$33

		Three Months Ended March 31,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)(4)
Cash Flow Hedges - Millions of dollars		2025	2024
Commodity swaps/options	Cost of products sold	$1	$(2)
Foreign exchange forwards/options	Net sales	—	1
Foreign exchange forwards/options	Cost of products sold	5	(13)
Foreign exchange forwards/options	Interest and sundry (income) expense	9	—
Cross-currency swaps	Interest and sundry (income) expense	(28)	16
Interest rate derivatives(5)	Interest and sundry (income) expense	30	—
		$17	$2

		Three Months Ended March 31,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2025	2024
Foreign exchange forwards/options	Interest and sundry (income) expense	$(11)	$(3)
(2)Change in gain (loss) recognized in OCI (effective portion) for the three months ended March 31, 2025 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(3)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended March 31, 2025 was primarily driven by fluctuations in currency, commodity prices and interest rates.
(4)The tax impact of the cash flow hedges was $16 million and $(9) million for the three months ended March 31, 2025 and 2024, respectively.
(5)The OCI release on the interest rate derivative was driven by an assessment in the period which determined that the forecasted debt transaction was determined to be not probable of occurring.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended March 31, 2025 and 2024. There were no hedges designated as fair value for the periods ended March 31, 2025 and 2024. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $11 million at March 31, 2025.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2025	2024	2025	2024	2025	2024	2025	2024
Short-term investments (1)	$818	$1,000	$517	$705	$301	$295	$818	$1,000
Net derivative contracts	—	—	—	—	(52)	8	(52)	8
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.
European Major Domestic Appliance Business Held for Sale
During the first quarter of 2024, the fair value of the European major domestic appliance disposal group was updated based on working capital adjustments, cash flow assumptions, and changes in discount rates (Level 3 inputs). Subsequent to closing of the transaction, the Company holds an equity interest of 25% in Beko. The fair value of the investment in Beko at the date of deconsolidation was calculated based on a discounted cash flow analysis and multiple market data points (Level 3 input).
For additional information see Note 14 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $6.3 billion and $6.2 billion at March 31, 2025 and December 31, 2024, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2024	$2,933	$1,311	$(1,545)	$2,853	$64	$250
Comprehensive income (loss)
Net earnings (loss)	79	71	—	—	—	7
Other comprehensive income (loss)	(112)	—	(112)	—	—	—
Comprehensive income (loss)	(34)	71	(112)	—	—	7
Stock issued (repurchased)	27	—	—	26	1	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2025	$2,829	$1,285	$(1,657)	$2,879	$65	$257

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2023	$2,537	$8,358	$(2,178)	$(3,932)	$114	$175
Comprehensive income (loss)
Net earnings (loss)	(253)	(259)	—	—	—	6
Other comprehensive income	3	—	3	—	—	—
Comprehensive income (loss)	(250)	(259)	3	—	—	6
Stock issued (repurchased)	(45)	—	—	(45)	—	—
Sale of minority interest in subsidiary	462	—	18	370	—	74
Dividends declared	(94)	(95)	—	—	—	1
Balances, March 31, 2024	$2,610	$8,004	$(2,157)	$(3,607)	$114	$256
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2025			2024
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(82)	$—	$(82)	$(29)	$—	$(29)
Cash flow hedges	(53)	16	(37)	33	(9)	24
Pension and other postretirement benefits plans	9	(2)	7	10	(2)	8
Other comprehensive income (loss)	(126)	14	(112)	14	(11)	3
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(126)	$14	$(112)	$14	$(11)	$3

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three months ended March 31, 2025:

	Three Months Ended
Millions of dollars	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$7	Interest and sundry (income) expense
Total	$7
Net earnings (loss) per Share
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2025	2024
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$71	$(259)
Denominator for basic earnings per share - weighted-average shares	55.6	54.9
Effect of dilutive securities - share-based compensation	0.2	—
Denominator for diluted earnings per share - adjusted weighted-average shares	55.8	54.9
Anti-dilutive stock options/awards excluded from earnings per share	1.2	1.2
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the three months ended March 31, 2025, we did not repurchase any shares under the share repurchase program. At March 31, 2025, there were approximately $2.5 billion in remaining funds authorized under this program.
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
In March 2024, the Company committed to workforce reduction plans in the United States and globally, in an effort to reduce complexity and simplify our organizational model after the European major domestic appliance transaction. The workforce reduction plans included involuntary severance actions as of the end of the first quarter of 2024. Total costs for these actions were $21 million, of which we incurred $14 million in employee termination costs and $7 million other associated costs. The majority of these expenses were paid in 2024.
In the first quarter of 2025, additional restructuring actions were announced related to organizational simplification efforts. Total costs for these actions were $10 million.

The following table summarizes the changes to our restructuring liability during the three months ended March 31, 2025:

Millions of Dollars	December 31, 2024	Charge to Earnings	Cash Paid	Non-Cash and Other	March 31, 2025
Employee Termination	$4	$7	$(4)	$—	$7
Asset Impairment	—	$2	$—	$—	$2
Other exit costs	2	1	—	—	3
Total	$6	$10	$(4)	$—	$12
The following table summarizes the restructuring charges by operating segment for the periods presented:

Millions of dollars	Three Months Ended March 31,
	2025	2024
MDA North America	$6	$4
MDA Latin America	2	3
MDA Asia	—	1
SDA Global	—	—
Corporate/Other	2	15
Total	$10	$23
(12)    INCOME TAXES
Income tax expense was $43 million for the three months ended March 31, 2025, compared to income tax expense of $76 million for the same period of 2024. The decrease in tax expense is primarily due to prior year non-recurring items, partially offset by tax expense related to improved results.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2025	2024
Earnings (Loss) before income taxes	$139	$(177)

Income tax expense (benefit) computed at United States statutory tax rate	29	(37)
State and local taxes, net of federal tax benefit	13	(1)
Valuation allowances	1	19
Audit and Settlements	1	2
U.S. foreign income items, net of credits	(2)	(13)
Sale of minority shares and capital gains	—	79
Legal Entity restructuring tax impact	—	(35)
Non deductible impairments	—	49
Non deductible fines and penalties	—	—
Other	1	13
Income tax expense (benefit) computed at effective worldwide tax rates	$43	$76
At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(13)    SEGMENT INFORMATION
Our reportable segments consist of Major Domestic Appliances ("MDA") North America; MDA Latin America; MDA Asia; and Small Domestic Appliances ("SDA") Global. The MDA Europe business was deconsolidated upon the completion of the European contribution agreement transaction with Arcelik as of April 1, 2024. For additional information see Note 14 to the Consolidated Condensed Financial Statements.
The chief operating decision maker (CODM) is the Company's Chairman and Chief Executive Officer, who evaluates operational performance based on each segment's earnings (loss) before interest and taxes (EBIT). We define segment EBIT as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the segment's ongoing performance. Cost of products sold is the significant expense regularly reviewed by the CODM and consists of costs associated with products sold, including but not limited to materials, labor, freight and warehousing. Other segment expenses/ (income) primarily include selling, general and administrative items. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the segment's ongoing performance. Intersegment sales are eliminated within each segment.

The table below summarizes performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	MDA Asia	MDA Europe (1)	SDA Global	Other / Eliminations	Total Whirlpool
Net sales
2025	$2,419	$737	$268	$—	$196	$—	$3,621
2024	2,428	837	239	804	182	—	4,490
Cost of Products Sold
2025	$2,044	$631	$224	$—	$118	$(3)	$3,014
2024	2,098	708	207	726	113	(4)	3,848
Other segment expenses/(income)
2025	$226	$57	$26	$—	$42	$57	$408
2024	195	64	21	87	36	326	729
EBIT
2025	$149	$49	$19	$—	$36	$(53)	$199
2024	135	65	11	(9)	33	(322)	(87)
Intersegment sales
2025	$30	$330	$11	$—	$—	$(371)	$—
2024	33	303	10	23	10	(379)	—
Total assets
March 31, 2025	$9,936	$3,832	$1,239	$—	$1,012	$494	$16,514
December 31, 2024	9,693	3,813	1,147	—	1,087	561	16,301
Capital expenditures
2025	$39	$28	$3	$—	$2	$—	$72
2024	42	40	3	22	2	6	115
Depreciation and amortization
2025	$44	$16	$4	$—	$4	$15	$83
2024	48	18	6	—	3	14	89
(1) MDA Europe consisted of our European major domestic appliance business which was contributed to Beko Europe as of April 1, 2024. See Note 14 to the Consolidated Condensed Financial Statements for additional information on the transaction.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended March 31,
in millions	2025	2024
Items not allocated to segments:
Restructuring charges	$(10)	$(23)
(Loss) gain on sale and disposal of businesses	—	(247)
Corporate expenses and other	(43)	(52)
Total other/eliminations	$(53)	$(322)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended March 31,
in millions	2025	2024
Operating profit	$184	$(116)
Interest and sundry (income) expense	(32)	(29)
Equity method investment income (loss), net of tax	(17)	—
Total EBIT	$199	$(87)
Interest expense	77	90
Income tax expense	43	76
Net earnings (loss)	$79	$(253)
Less: Net earnings available to noncontrolling interests	7	6
Net earnings (loss) available to Whirlpool	$71	$(259)
(14) ACQUISITIONS AND DIVESTITURES
European Major Domestic Appliance Business Held for Sale
On January 16, 2023, Whirlpool entered into a contribution agreement with Arcelik to carve out and contribute our major domestic appliance European business operations into a newly formed European appliance company which constitutes a combination of Arcelik's and Whirlpool's European businesses. The sale included the Company's major domestic appliance business in EMEA, including nine production sites.
On June 22, 2023, Whirlpool entered into a share purchase agreement with Arcelik for the sale of our MENA business. The sale was previously agreed upon in principle and announced on January 17, 2023, as part of the outcome of Whirlpool’s strategic review of the EMEA business. The financial impact of the MENA transaction was included in the loss on sale and disposal of businesses related to the European major domestic appliance business transaction as discussed further below.
The disposal group met the criteria for held for sale accounting during the fourth quarter of 2022. The operations of the European disposal group did not meet the criteria to be presented as discontinued operations.
On April 1, 2024, the parties closed the aforementioned contribution transaction and MENA sale. Upon closing in the second quarter of 2024, the transaction resulted in the deconsolidation of the European major appliances and MENA businesses. Whirlpool owns approximately 25% and Arcelik owns approximately 75% of the European appliance company Beko Europe. In connection with the transactions, we recorded a loss on disposal of $1.5 billion in the fourth quarter of 2022. The loss included a write-down of the net assets of $1.2 billion of the disposal group to a fair value of $139 million and also includes $393 million of cumulative currency translation adjustments, $98 million of other comprehensive loss on pension and $18 million of other transaction related costs. No goodwill was included in the disposal group.
We recorded adjustments of $404 million, including $247 million for the three months ended March 31, 2024, resulting in a total loss of $1.9 billion for the transaction. These adjustments are recorded in the loss on sale of disposal of businesses and reflect ongoing reassessment of the fair value less costs to sell of the disposal group, transaction costs and provision for tax related indemnities recorded at closing of the transaction.
Both Whirlpool and Arcelik retain an option for Arcelik to purchase the remaining equity interest in Beko for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.

Whirlpool India share sale
On February 20, 2024, the Company’s wholly-owned subsidiary, Whirlpool Mauritius Limited (“Seller”), executed the sale of 30.4 million equity shares of Whirlpool India via an on-market trade. The sale, which was accounted for as an equity transaction, reduced Seller’s ownership in Whirlpool India from 75% to 51%, and generated proceeds of $462 million on settlement.
We have announced our intent to reduce our ownership stake in Whirlpool India and continue to evaluate various transaction structures, including via market sale and negotiated transaction. We expect to complete a transaction by mid-to-late 2025. Transaction proceeds are expected to further reduce debt. Sale of Whirlpool India is subject to Company board approval, and we have not recorded any impact relating to this announcement as of March 31, 2025.

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
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool") is a leading kitchen and laundry appliance company, in constant pursuit of improving life at home and inspiring generations with our brands. The company is driving meaningful innovation to meet the evolving needs of consumers through its iconic brand portfolio, including Whirlpool, KitchenAid, JennAir, Maytag, Amana, Brastemp, Consul, and InSinkErator. In 2024, the Company reported approximately $17 billion in annual sales, 44,000 employees, and 55 manufacturing and technology research centers. We conduct our business through four operating segments, which consist of Major Domestic Appliances ("MDA") North America; MDA Latin America; MDA Asia; and Small Domestic Appliances ("SDA") Global. The MDA Europe segment was deconsolidated as of April 1, 2024.
OVERVIEW
Whirlpool delivered first-quarter net earnings (loss) available to Whirlpool of $71 million (net earnings margin of 2.0%), or $1.28 per share, compared to net earnings (loss) available to Whirlpool of $(259) million (net earnings margin of (5.8)%), or $(4.72) per share in the same prior-year period, which included a non-cash charge related to the held for sale treatment for EMEA and other EMEA transaction costs of $259 million. Whirlpool delivered cash provided by (used in) operating activities of $(721) million for the three months ended March 31, 2025, compared to $(873) million in the same prior year period and had capital expenditures of $72 million and $115 million, respectively.
Net earnings margins were favorably impacted by cost take out, product price/mix, and the non-cash charge related to the EMEA transaction in the same prior-year period. This improvement was partially offset by currency impacts primarily in Latin America and a higher adjusted effective tax rate compared to the same prior-year period.
Our global cost take out and pricing actions continue to deliver shareholder value as we navigate through a challenging macro environment in North America. This is demonstrated by the year-over-year margin expansion in the first-quarter. We remain confident in delivering over $200 million of cost take out, successfully implementing previously announced pricing actions, and expanding margins in 2025.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2025	2024	Better/(Worse) %
Net sales	$3,621	$4,490	(19.4)%
Gross margin	607	642	(5.5)
Selling, general and administrative	406	477	14.8
Restructuring costs	10	23	57.2
Loss (gain) on sale and disposal of businesses	—	247	nm
Interest and sundry (income) expense	(32)	(29)	9.4
Interest expense	77	90	13.6
Income tax expense (benefit)	43	76	42.7
Net earnings (loss) available to Whirlpool	$71	$(259)	nm
Diluted net earnings (loss) available to Whirlpool per share (2)	$1.28	$(4.72)	nm
(1) Not meaningful ("nm")
(2) As a result of the GAAP earnings loss for the three months ended March 31, 2024 the impact of antidilutive shares was excluded from the loss per share calculation on a GAAP basis.
Consolidated net sales decreased 19.4% for the three months ended March 31, 2025 compared to the same period in 2024. The decrease for the three months ended March 31, 2025 was primarily driven by divestiture of our European major domestic appliances business. Excluding the impact of foreign currency, net sales decreased 16.1% for the three months ended March 31, 2025, compared to the same period in 2024.
The consolidated gross margin percentage for the three months ended March 31, 2025 increased to 16.8% compared to 14.3% in the same prior-year period. The increase was primarily driven by cost take out and favorable product price/mix, partially offset by unfavorable impact from foreign currency.
Our reportable segments consist of MDA North America; MDA Latin America; MDA Asia; and Small Domestic Appliances ("SDA") Global. The MDA Europe business was deconsolidated upon the completion of the European contribution agreement transaction with Arcelik as of April 1, 2024. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
The following is a discussion of results for each of our operating segments.

MDA NORTH AMERICA
Net Sales
Net sales decreased 0.3% for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was primarily driven by unfavorable currency partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales increased 0.1% for the three months ended March 31, 2025, compared to the same period in 2024.

Cost of Products Sold
Cost of products sold for the three months ended March 31, 2025 decreased 2.6% compared to the same period in 2024. The decrease was primarily driven by cost productivity.

EBIT
EBIT increased for the three months ended March 31, 2025 compared to the same period in 2024. The increase for the three months ended was primarily due to cost take out and favorable product price/mix. EBIT margin was 6.2% for the three months ended March 31, 2025, compared to 5.6% for the same period in 2024.

MDA LATIN AMERICA
Net Sales
Net sales decreased 11.9% for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily driven by unfavorable impacts of foreign currency partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales increased 2.4% for the three months ended March 31, 2025, respectively, compared to the same period in 2024.

Cost of Products Sold
Cost of products sold for the three months ended March 31, 2025 decreased 10.9% compared to the same period in 2024. The decrease was primarily driven by foreign currency.
EBIT
EBIT decreased for the three months ended months ended March 31, 2025 compared to the same period in 2024. The decrease for the three months ended was primarily driven by unfavorable currency and a indirect tax benefit in the same period in 2024, partially offset by favorable cost take out and product price/mix. EBIT margin was 6.6% for the three months ended March 31, 2025, compared to 7.8% for the same period in 2024.

MDA ASIA
Net Sales
Net sales increased 12.3% for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily driven by increased volume and favorable product price/mix. Excluding the impact from foreign currency, net sales increased 16.5% for the three months ended March 31, 2025 compared to the same period in 2024.
Cost of Products Sold
Cost of products sold for the three months ended March 31, 2025 increased 8.1% compared to the same period in 2024. The increase was primarily driven by increased volume.
EBIT
EBIT increased for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily driven by cost take out and increased volume. EBIT margin was 7.0% for the three months ended March 31, 2025 compared to 4.6% for the same period in 2024.

SDA GLOBAL
Net Sales
Net sales increased 7.9% for the three months ended March 31, 2025 compared to the same period in 2024. The increase for the three months ended was primarily driven by favorable product price/mix partially offset by unfavorable impacts from foreign currency. Excluding the impact from foreign currency, net sales increased 9.9% for the three months ended March 31, 2025 compared to the same period in 2024.
Cost of Products Sold
Cost of products sold for the three months ended March 31, 2025 increased 4.8% compared to the same period in 2024. The increase was primarily driven by product mix and increased volume on product attachments and accessories.
EBIT
EBIT increased for the three months ended March 31, 2025 compared to the same period in 2024. The increase for the three months ended was primarily driven by favorable product price/mix. EBIT margin was 18.5% for the three months ended March 31, 2025 compared to 18.1% for the same period in 2024.

MDA EUROPE
Net Sales, Cost of Products Sold, and EBIT
MDA Europe consisted of our European major domestic appliance business which was contributed to Beko Europe as of April 1, 2024. Therefore, the Company had no net sales, cost of products sold, or EBIT for MDA Europe after the first quarter of 2024. For additional information on the financial performance of MDA Europe for the three months ended March 31, 2024, see our Form 10-Q for the quarter then ended.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2025	As a % of Net Sales	2024	As a % of Net Sales
MDA North America	$214	8.9%	$186	7.6%
MDA Latin America	65	8.9	74	8.8
MDA Asia	28	10.6	25	10.4
MDA Europe	—	nm	90	11.1
SDA Global	42	21.2	37	20.1
Corporate/other	56	—	65	—
Consolidated	$406	11.2%	$477	10.6%
(1) Not meaningful ("nm")
Consolidated selling, general and administrative expenses decreased for the three months ended March 31, 2025, compared to the same period in 2024 primarily due to the disposal of our European major domestic appliance business on April 1, 2024.
For additional information, see Notes 1 and 14 to the Consolidated Condensed Financial Statements.

Restructuring
We incurred restructuring charges of $10 million for the three months ended March 31, 2025 compared to $23 million for the same period in 2024. For additional information, see Note 11 to the Consolidated Condensed Financial Statements.
For the full year 2025, we expect to incur approximately $75 million of restructuring charges, inclusive of the restructuring charges recorded for the three months ended March 31, 2025. Substantially all will result in cash settlement.
(Gain) Loss on Sale and Disposal of Businesses
There were no amounts recorded to (Gain) loss on sale and disposal of businesses for the three months ended March 31, 2025, compared to $247 million for the same period of 2024. The amounts recorded in 2024 were related to the divestiture of our European major domestic appliance business and were primarily due to fair value fluctuations driven by seasonality of net working capital, and transaction costs.
For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Net interest and sundry income was $32 million for the three months ended March 31, 2025 compared to $29 million in the same prior year period in 2024.
For additional information, see Note 9 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense was $77 million for the three months ended March 31, 2025 compared to $90 million in the same prior year period of 2024.
Income Taxes
Income tax expense was $43 million for the three months ended March 31, 2025 compared to income tax expense of $76 million in the same prior year period of 2024. The decrease for the three months ended March 31, 2025 is primarily due to an overall lower level of earnings and tax benefits recognized in Q1 2025 related to the completion of legal entity restructuring projects in connection with the disposal of our European major appliance business, partially offset by associated valuation allowances. For more information, see Note 12 to the Consolidated Condensed Financial Statements.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2024.
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and InSinkErator trademarks continue to be at risk at March 31, 2025. None of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
FINANCIAL CONDITION AND LIQUIDITY
Background
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding innovation and growth through capital expenditures and research and development expenditures as well as opportunistic mergers and acquisitions; and providing returns to shareholders through dividends, share repurchases and debt repayment.
The Company believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. Whirlpool has historically been able to leverage its free cash flow generation to fund our operations, pay for any debt servicing costs and allocate capital for reinvestment in our business, funding share repurchases and dividend payments.
On February 20, 2024, Whirlpool’s wholly-owned subsidiary, Whirlpool Mauritius Limited, executed the sale of 30.4 million equity shares of Whirlpool India via an on-market trade. The transaction reduced Whirlpool’s ownership in Whirlpool India from 75% to 51%, and generated sales proceeds of approximately $462 million on settlement. The Company used transaction proceeds to reduce debt. We have announced our intent to reduce our ownership stake in Whirlpool India and continue to evaluate various transaction structures, including via market sale and negotiated transaction. We expect to complete a transaction by mid-to-late 2025. Transaction proceeds are expected to further reduce debt. Sale of Whirlpool India shares is subject to Company board approval, and we have not recorded any impact relating to this announcement as of March 31, 2025.
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, debt repayment, and returns to shareholders. As of March 31, 2025, we had $1.85 billion of debt maturing within the next twelve months, which we expect to pay through refinancing, free cash flow generation, cash on hand and potential transaction proceeds.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.
Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.0 billion at March 31, 2025. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At March 31, 2025, we had cash or cash equivalents greater than 1% of our consolidated assets in Brazil (3.0%) and India (1.8%). In addition, we had no third-party accounts receivable outside of the United States greater than 1% of our consolidated assets. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility and a committed $1.5 billion term loan as of March 31, 2025. In addition to these facilities, we have committed credit facilities in Brazil and India that provide borrowings up to approximately $186 million at March 31, 2025.
We were in compliance with our interest coverage ratio under the revolving credit facility and term loan as of March 31, 2025. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At March 31, 2025, we have $619 million of notes payable outstanding primarily under the commercial paper programs. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.

Trade customers
We continue to review customer conditions globally. We had no material impacts from customer insolvencies during the three months ended March 31, 2025, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2025	2024
Cash provided by (used in):
Operating activities	$(721)	$(873)
Investing activities	(72)	(115)
Financing activities	503	818
Effect of exchange rate changes	39	(20)
Less: (decrease) increase in cash classified as held for sale	—	(149)
Net change in cash and cash equivalents	$(251)	$(339)
Cash Flows from Operating Activities
Cash used in operating activities decreased during the three months ended March 31, 2025 compared to the same prior year period in 2024. The decrease in cash used in operating activities was primarily driven by fluctuations in working capital and the impacts of the deconsolidation of the MDA Europe business.
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
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2025 decreased compared to the same period in 2024, primarily driven by lower capital expenditures.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2025 decreased compared to the same period in 2024. In 2024, cash proceeds of $462 million were generated upon the sale of minority interest shares in Whirlpool India. For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
Financing Arrangements
The Company had total committed credit facilities of approximately $5.2 billion at March 31, 2025. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had $1.5 billion and $1.5 billion drawn on the committed credit facilities (representing amounts drawn on the term loan) at March 31, 2025 and December 31, 2024, respectively, which were used to fund the InSinkErator acquisition in the fourth quarter of 2022.
For additional information about our financing arrangements, see Note 5 to the Consolidated Condensed Financial Statements.
Dividends
On February 17, 2025, our Board of Directors approved a quarterly dividend on our common stock of $1.75 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2025, we had approximately $286 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 5 and 6 to the Consolidated Condensed Financial Statements.
FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate our anticipated 2025 full-year GAAP tax rate between 20 and 25%. We currently estimate earnings per diluted share for 2025 as follows:

2025
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2025	~$8.75
Including:
Restructuring expense	~1.25
Impact of M&A transactions	~0.25
Income tax impact	(~0.25)

Industry Demand
MDA North America	~Flat
MDA Latin America	0-3%
MDA Asia	3-5%
SDA Global	Flat
For the full-year 2025, we expect to generate cash from operating activities of approximately $1 billion and capital expenditures of approximately $450 million.
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
The recent imposition of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and baseline tariffs on most imports from most other countries, are creating significant uncertainty and potential risks for our business. These tariffs have increased the cost of certain raw materials and components, impacting our cost of products sold. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. The long-term effects of these tariffs and any future trade policy changes on the global economy and our industry remain uncertain and could have a material adverse effect on our financial statements in any particular reporting period.
In addition to existing and potential additional tariff actions by the U.S. government and retaliatory actions by others, and certain additional factors beyond our control, including the conflict in Ukraine and related sanctions, the Israel-Palestinian conflict, the Red Sea conflict and its impact on shipping and logistics, and government actions in China, among other factors, we expect to continue to experience the following impacts: a global shortage of certain components, such as semiconductors, raw material and input cost inflation, and fluctuations in logistics availability, timing and costs. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2024.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
(b)Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding legal proceedings can be found in Note 6 to the Consolidated Condensed Financial Statements and is incorporated herein by reference. Pursuant to SEC regulation, the Company will use a threshold of $1 million for purposes of determining whether disclosure of certain environmental proceedings covered by the regulation is required.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than as set forth below.
Changes in foreign trade policies and other factors beyond our control may adversely impact our business and financial performance.
The current domestic and international political environment, including changes in administrations, government shutdowns and changes to trade laws, regulations and policies, including tariffs, sanctions, and import/export controls, has resulted in uncertainty surrounding the future state of the global economy. Many of our most significant competitors are are foreign companies with varying global production footprints, and in an escalating global trade conflict, tariffs, sanctions or other trade policy actions by various governments could be favorable to our competitors.
The U.S. government recently implemented significant trade policy and tariff actions, including but not limited to tariffs on imported steel and aluminum products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and baseline tariffs on most imports from most other countries. These actions have increased the cost of certain raw materials and components and created significant uncertainty and potential risks for our business. Certain countries have announced retaliatory tariffs in response to such actions. The U.S. government may in the future propose and implement additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations and, if initiated, retaliatory tariffs or other actions may be taken by certain governments. While the future financial impact of these actions and potential additional U.S. tariff actions and retaliatory actions by other countries remains unknown, the impacts could have a material adverse effect on our financial statements in any particular reporting period.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the three months ended March 31, 2025, we did not repurchase any shares under the program. At March 31, 2025, there were approximately $2.5 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2025:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2025 through January 31, 2025	—	$—	—	$2,537
February 1, 2025 through February 28, 2025	—	$—	—	$2,537
March 1, 2025 through March 31, 2025	—	$—	—	$2,537
Total	—	$—	—
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 10.1*	Services Agreement dated January 6, 2025 between Whirlpool Corporation and Giles Morel

Exhibit 10.2*	Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan Strategic Excellence Program Standard Performance Restricted Stock Unit Award Document

Exhibit 10.3*	Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan Strategic Excellence Program Transition Performance Restricted Stock Unit Award Document

Exhibit 10.4*	Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan Strategic Excellence Program Restricted Stock Unit Award Document

Exhibit 10.5*	Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan Retention Restricted Stock Unit Award Document

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial and Administrative Officer
Date:	April 24, 2025