Form 10-Q
period 2025-06-30
WHIRLPOOL CORP /DE/
filed 2025-07-29
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 25, 2025
Common stock, par value $1.00 per share	55,894,408

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2025

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this quarterly report, including those within the forward-looking perspective section within the Management's Discussion and Analysis section, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "guarantee," "seek," "target," and the negative of these words and words and terms of similar substance. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring expectations, productivity, raw material prices and related costs, supply chain, portfolio transformation expectations, India transaction expectations, asset impairment, trade and tariffs, litigation, ESG efforts, debt repayment and dividend expectations, and the impact of the global economy and geopolitical events on our operations and financial results. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business objectives and successfully manage its strategic portfolio transformation; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past acquisitions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) risks related to our international operations; (10) Whirlpool's ability to respond to unanticipated social, political and/or economic events, including epidemics/pandemics; (11) information technology system and cloud failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (12) product liability and product recall costs; (13) Whirlpool's ability to attract, develop and retain executives and other qualified employees; (14) the impact of labor relations; (15) fluctuations in the cost of key materials (including steel, resins, and base metals) and components and the ability of Whirlpool to offset cost increases; (16) Whirlpool's ability to manage foreign currency fluctuations; (17) impacts from goodwill, intangible asset and/or inventory impairment charges; (18) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (19) impacts from credit rating agency downgrades; (20) litigation, tax, and legal compliance risk and costs; (21) the effects and costs of governmental investigations or related actions by third parties; (22) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, taxes and generative AI; (23) the impacts of changes in foreign trade policies, including tariffs; (24) Whirlpool's ability to respond to the impact of climate change and climate change or other environmental regulation; and (25) the uncertain global economy and changes in economic conditions. In addition, factors that could cause actual results to differ materially from our India transaction expectations include, among other things, failure or delays in launching transaction based on Board approval, market conditions or other factors, failure or delays in share settlement and closing, transaction proceeds being lower than expected, alternative uses for proceeds received, brand license valuation expectations not being met, and strategic, economic or industry expectations for India not being realized.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Net sales	$3,773	$3,989	$7,393	$8,478
Expenses
Cost of products sold	3,162	3,363	6,176	7,211
Gross margin	610	626	1,217	1,267
Selling, general and administrative	397	394	803	871
Intangible amortization	7	7	13	17
Restructuring costs	2	50	11	73
Loss (gain) on sale and disposal of businesses	—	45	—	292
Operating profit	204	130	389	14
Other (income) expense
Interest and sundry (income) expense	(4)	7	(36)	(21)
Interest expense	86	93	164	183
Earnings (loss) before income taxes	121	30	260	(148)
Income tax expense (benefit)	29	(206)	72	(130)
Equity method investment income (loss), net of tax	(18)	(11)	(35)	(11)
Net earnings (loss)	75	225	153	(29)
Less: Net earnings (loss) available to noncontrolling interests	9	6	17	11
Net earnings (loss) available to Whirlpool	$65	$219	$137	$(40)
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$1.17	$3.96	$2.46	$(0.75)
Diluted net earnings (loss) available to Whirlpool	$1.17	$3.96	$2.45	$(0.75)
Dividends declared	$1.75	$1.75	$3.50	$3.50
Weighted-average shares outstanding (in millions)
Basic	55.9	54.9	55.7	54.9
Diluted	56.1	55.0	55.9	54.9

Comprehensive income (loss)	$(173)	$242	$(206)	$(9)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,068	$1,275
Accounts receivable, net of allowance of $51 and $46, respectively	1,379	1,317
Inventories	2,600	2,035
Prepaid and other current assets	581	612
Total current assets	5,627	5,239
Property, net of accumulated depreciation of $5,585 and $5,414, respectively	2,300	2,275
Right of use assets	826	841
Goodwill	3,325	3,322
Other intangibles, net of accumulated amortization of $459 and $447, respectively	2,705	2,717
Deferred income taxes	1,486	1,433
Other noncurrent assets	489	474
Total assets	$16,759	$16,301
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,520	$3,530
Accrued expenses	409	455
Accrued advertising and promotions	411	682
Employee compensation	211	228
Notes payable	1,158	18
Current maturities of long-term debt	300	1,850
Other current liabilities	631	560
Total current liabilities	6,641	7,323
Noncurrent liabilities
Long-term debt	6,172	4,758
Pension benefits	111	122
Postretirement benefits	96	96
Lease liabilities	692	711
Other noncurrent liabilities	464	358
Total noncurrent liabilities	7,535	6,045
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 65 million and 65 million shares issued, respectively, and 55 million and 55 million shares outstanding, respectively	65	64
Additional paid-in capital	3,473	3,462
Retained earnings	1,253	1,311
Accumulated other comprehensive loss	(1,904)	(1,545)
Treasury stock, 9 million and 9 million shares, respectively	(568)	(609)
Total Whirlpool stockholders' equity	2,320	2,683
Noncontrolling interests	264	250
Total stockholders' equity	2,583	2,933
Total liabilities and stockholders' equity	$16,759	$16,301

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2025	2024
Operating activities
Net earnings (loss)	$153	$(29)
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	163	170
Loss (gain) on sale and disposal of businesses	—	292
Equity method investment (income) loss, net of tax	35	11
Share based compensation and other	86	33
Changes in assets and liabilities:
Accounts receivable	(21)	(211)
Inventories	(527)	(54)
Accounts payable	(134)	(123)
Accrued advertising and promotions	(284)	(154)
Accrued expenses and current liabilities	(29)	(170)
Taxes deferred and payable, net	(16)	(209)
Accrued pension and postretirement benefits	(1)	(14)
Employee compensation	(31)	(55)
Other	(96)	28
Cash provided by (used in) operating activities	(702)	(485)
Investing activities
Capital expenditures	(154)	(228)
Proceeds from sale of assets and businesses	—	42
Cash held by divested businesses	—	(245)
Other	—	(1)
Cash provided by (used in) investing activities	(154)	(432)
Financing activities
Net proceeds from borrowings of long-term debt	1,200	300
Net repayments of long-term debt	(1,550)	(801)
Net proceeds (repayments) from short-term borrowings	1,142	780
Dividends paid	(194)	(191)
Repurchase of common stock	—	(50)
Sale of minority interest in subsidiary	—	462
Other	(15)	1
Cash provided by (used in) financing activities	583	501
Effect of exchange rate changes on cash and cash equivalents	67	(72)
Increase (decrease) in cash and cash equivalents	(207)	(488)
Cash and cash equivalents at beginning of year	1,275	1,667
Cash and cash equivalents at end of period	$1,068	$1,179

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
Change in Presentation
In 2024, the Company changed its rounding presentation. Certain columns and rows within the consolidated condensed financial statements and tables presented may not sum due to rounding, and percentages have been calculated from the underlying whole-dollar amounts. This change is immaterial and does not impact the comparability of our consolidated condensed financial statements.
Reclassifications
We reclassified certain prior period amounts in the Consolidated Condensed Financial Statements to conform with current year presentation.
Risks and Uncertainties
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at June 30, 2025.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after July 29, 2025, including those resulting from the impacts of macroeconomic volatility including with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The results of the annual assessment performed as of October 1, 2024 determined that the carrying value of the Maytag trademark exceeded its fair value by $381 million. The trademark remains at risk for future impairment at June 30, 2025. The InSinkErator trademark is also at risk for impairment at June 30, 2025. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

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
As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the second quarter of 2025.
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
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of June 30, 2025 and December 31, 2024, these arrangements include residual value guarantees of up to approximately $403 million and $405 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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

Millions of dollars	Outstanding Obligations
Confirmed obligations outstanding as of December 31, 2024	$794
Invoices confirmed during the period	1,164
Confirmed invoices paid during the period	(1,250)
Impact of foreign currency	39
Confirmed obligations outstanding as of June 30, 2025	$748
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
The following table summarizes the amounts related to the Company's primary equity method investments during the periods presented.

Millions of dollars	June 30, 2025		December 31, 2024
	Percentage Ownership	Carrying Amount	Percentage Ownership	Carrying Amount
Beko Europe B.V.	25%	$36	25%	$74
Whirlpool China	20%	$190	20%	$191
The fair value of the investment in Beko Europe at the date of deconsolidation was calculated based on a discounted cash flow analysis and multiple market data points (Level 3 input), resulting in a fair value of $186 million. The market value of our investment in Whirlpool China, based on the quoted market price, is $221 million as of June 30, 2025. Management has concluded that there are no indicators of other than temporary impairment related to these investments.
The following tables summarize the amounts recorded related to the Company's primary equity method investments during the periods presented.

Millions of dollars	June 30, 2025	December 31, 2024
Accounts Payable	$129	$101

Millions of dollars	Six Months Ended June 30,
	2025	2024
Purchases	$190	$137
The licensing revenue from our equity method investments and their subsidiaries is not material for the periods presented. There are also no material accounts receivable or sales with these investments for the periods presented.
Related Parties
As of June 30, 2025, the Company's majority-owned subsidiary, Whirlpool India, holds a 97% controlling equity ownership in Elica PB India, following an additional acquisition of 10% equity interest during the third quarter of 2024. Elica PB India is consolidated in Whirlpool Corporation's financial statements and reported within our MDA Asia reporting segment. Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of goodwill amounts to $86 million and the carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $25 million as of June 30, 2025 and $26 million as of December 31, 2024, respectively. Other assets or liabilities of Elica PB India are not material to the Consolidated Condensed Financial Statements of the Company for the periods presented.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2025	2024	2025	2024
Major product categories:
Laundry	$1,075	$1,087	$2,101	$2,351
Refrigeration	1,225	1,299	2,324	2,553
Cooking	820	907	1,659	1,969
Dishwashing	271	272	567	701
Total major product category net sales	$3,391	$3,565	$6,651	$7,574
Spare parts and warranties	136	141	272	380
Other	246	283	470	524
Total net sales	$3,773	$3,989	$7,393	$8,478
Other revenue sources include primarily the revenues from the InSinkErator business, subscription arrangements, and licenses.
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and six months ended June 30, 2025.

Allowance for Expected Credit Losses and Bad Debt Expense
We estimate our expected credit losses and bad debt expense primarily by using an aging methodology and establish customer-specific reserves for higher risk trade customers. Our expected credit losses and bad debt expense are evaluated and controlled within each operating segment on considering the unique credit risk specific to the country, marketplace and economic environment. We take into account past events, current conditions and reasonable and supportable forecasts in developing the reserve.
The following table summarizes our allowance for expected credit losses and bad debt expense by operating segment for the six months ended June 30, 2025:

Millions of dollars	December 31, 2024	Charged to Earnings	Write-offs	Foreign Currency	Other	June 30, 2025
Accounts receivable allowance
MDA North America	$8	$2	$(1)	$—	$—	$9
MDA Latin America	33	—	—	4	—	37
MDA Asia	3	—	—	—	—	3
SDA Global	2	—	—	—	—	2
Consolidated	$46	$2	$(1)	$4	$—	$51
Financing receivable allowance
MDA Latin America	$23	$—	$—	$3	$—	$26
Consolidated	$69	$2	$(1)	$7	$—	$77
(3)    INVENTORIES
The following table summarizes our inventories at June 30, 2025 and December 31, 2024:

Millions of dollars	June 30, 2025	December 31, 2024
Finished products	$2,035	$1,463
Raw materials and work in process	565	572
Total Inventories	$2,600	$2,035
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at June 30, 2025 and December 31, 2024:

Millions of dollars	June 30, 2025	December 31, 2024
Land	$36	$36
Buildings	1,047	981
Machinery and equipment	6,803	6,673
Accumulated depreciation	(5,585)	(5,414)
Property, plant and equipment, net	$2,300	$2,275
During the six months ended June 30, 2025, we disposed of land, buildings, machinery and equipment with a net book value of $4 million, compared to $16 million in the same period of 2024. The net loss on the disposals was not material for the six months ended June 30, 2025 and 2024, respectively.

(5)    FINANCING ARRANGEMENTS
Debt Offering
On June 9, 2025, Whirlpool Corporation (the “Company”) entered into an Underwriting Agreement (the “Underwriting Agreement”) with Mizuho Securities USA LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein, relating to the offering by the Company of $600 million aggregate principal amount of 6.125% Senior Notes due 2030 and $600 million aggregate principal amount of 6.500% Senior Notes due 2033 (collectively, the “2030 and 2033 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-276169), and a preliminary prospectus supplement and prospectus supplement related to the offering of the 2030 and 2033 Notes, each as previously filed with the Securities and Exchange Commission (the “Commission”). On June 11, 2025, the Company closed its offering of the 2030 and 2033 Notes.
The 2030 and 2033 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the 2030 and 2033 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2030 and 2033 Notes to repay a portion of the $1.5 billion outstanding under the term loan agreement with a maturity date of October 31, 2025.
On February 22, 2024, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with SMBC Nikko Securities America, Inc., BNP Paribas Securities Corp., ING Financial Markets LLC, Mizuho Securities USA LLC, Scotia Capital (USA) Inc. and SG Americas Securities, LLC, as representatives of the several underwriters named therein, relating to the offering by the Company of $300 million aggregate principal amount of 5.750% Senior Notes due 2034 (the "2034 Notes"), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-276169), and a preliminary prospectus supplement and prospectus supplement related to the offering of the Notes, each as previously filed with the Commission. On February 27, 2024, the Company closed its offering of the 2034 Notes.
The 2034 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the 2034 notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2034 Notes, together with cash on hand, to repay, at maturity, all $300 million aggregate principal amount of the Company's 4.000% notes due March 1, 2024.
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
The outstanding amount for this term loan at June 30, 2025 is $300 million, which is classified in current liabilities on the Consolidated Condensed Balance Sheet. The term loan facility is divided into two tranches: a $1 billion tranche with a maturity date of April 30, 2024, of which $500 million was repaid in December 2023 and the remaining $500 million was repaid in April 2024; and a $1.5 billion tranche with a maturity date of October 31, 2025, of which $1.2 billion was repaid in June 2025.
The interest and fee rates payable with respect to the term loan facility based on the Company's current credit rating are as follows: (1) the spread over SOFR for the 3-year tranche is 1.25% (with a 0.10% SOFR spread adjustment); and (2) the spread over prime for the 3-year tranche is zero, as the date hereof.

The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. The Company has been in compliance with the interest coverage ratio covenant under the term loan agreement for all fiscal quarters through June 30, 2025.
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
The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. The Company has been in compliance with the interest coverage ratio covenant under the Amended Long-Term Facility for all fiscal quarters through June 30, 2025.
At June 30, 2025, we had $950 million outstanding under the Amended Long-Term Facility. We had no borrowings outstanding under the Amended Long-Term Facility at December 31, 2024.
In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $1.5 billion term loan (of which $1.2 billion has been repaid as of June 30, 2025), we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $195 million at June 30, 2025 and $173 million at December 31, 2024, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2025. There were no amounts outstanding on these credit facilities at June 30, 2025 and December 31, 2024, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The downgrade of our credit ratings to below investment grade has partially reduced access to and increased costs associated with accessing the commercial paper market.
The following table summarizes the carrying value of notes payable at June 30, 2025 and December 31, 2024:

Millions of dollars	June 30, 2025	December 31, 2024
Commercial paper	$177	$—
Short-term borrowings due to banks	981	18
Total notes payable	$1,158	$18
Short-term borrowings due to banks include the current portion of the outstanding amount under the Amended Long-Term Facility which is expected to be repaid within the next twelve months.

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
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $136 million as of June 30, 2025 and $183 million as of December 31, 2024. The amount of cash proceeds received under these arrangements was $259 million and $269 million for the six months ended June 30, 2025 and 2024, respectively.
(6)    COMMITMENTS AND CONTINGENCIES
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at June 30, 2025. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.6 billion Brazilian reais (approximately $475 million at June 30, 2025).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 295 million Brazilian reais (approximately $54 million at June 30, 2025), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case (which has concluded at all judicial levels except the Brazil Supreme Court) is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 407 million Brazilian reais (approximately $75 million at June 30, 2025). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
We and other Brazil taxpayers have filed lawsuits in Brazil challenging DIFAL, an interstate tax equalization regime. In November 2023, in a leading (non-Whirlpool) case, the Brazil Supreme Court issued a decision upholding the constitutionality of DIFAL levied for the majority of 2022, but has not yet ruled on the taxpayer's appeal motion. Certain other DIFAL litigation remains pending at various levels of judicial review, including additional non-Whirlpool cases pending in the Brazil courts that may impact our assessment of our remaining DIFAL cases. We have accrued amounts related to DIFAL levied in certain states in Brazil, but have not accrued amounts in certain others based on the opinion of our tax and legal advisors. Our total unreserved amounts related to DIFAL-related contingency is approximately 370 million Brazilian reais (approximately $67 million at June 30, 2025).
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
On December 19, 2024, the FCA's college issued its final decision, setting the final fine amount at $75 million (based on exchange rates at December 31, 2024), with $46 million attributable to Whirlpool's France business and $29 million attributable to Indesit's France business. The Company paid Beko Europe approximately $57 million in the second quarter of 2025 to satisfy indemnification obligations related to this fine, with the remainder satisfied by cash provided in connection with transaction closing. Under the terms of a settlement with Indesit's former owners, the Company received approximately $11 million out of escrow from the former owners in the second quarter of 2025. A nominal amount was recorded in the second quarter related to the net impact of final amounts paid and received.
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

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2025	2024
Balance at January 1	$196	$206
Issuances/accruals during the period	111	105
Settlements made during the period/other	(113)	(114)
Balance at June 30	$194	$197
Current portion	$130	$137
Non-current portion	64	60
Total	$194	$197
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At June 30, 2025 and December 31, 2024, the guaranteed amounts totaled 1,669 million Brazilian reais (approximately $306 million at June 30, 2025) and 981 million Brazilian reais (approximately $159 million at December 31, 2024), respectively. The fair value of these guarantees were nominal at June 30, 2025 and December 31, 2024. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $2.2 billion at June 30, 2025 and $1.9 billion at December 31, 2024, respectively. Our total short-term outstanding bank indebtedness under guarantees was $31 million and $12 million at June 30, 2025 and December 31, 2024, respectively.
(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Service cost	$—	$1	$—	$1	$—	$—
Interest cost	24	25	1	1	2	2
Expected return on plan assets	(30)	(37)	—	—	—	—
Amortization:
Actuarial loss	10	10	—	—	—	—
Prior service credit	—	—	—	—	(1)	—
Settlement and curtailment (gain) loss	—	—	—	—	—	—
Net periodic benefit cost (credit)	$4	$(1)	$1	$2	$1	$2

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	48	51	2	8	3	3
Expected return on plan assets	(59)	(73)	(1)	(6)	—	—
Amortization:
Actuarial loss	20	20	—	1	—	—
Prior service credit	—	—	—	—	(1)	—
Settlement and curtailment (gain) loss	—	—	(2)	—	—	—
Net periodic benefit cost (credit)	$10	$(1)	$—	$4	$2	$3
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Operating (profit) loss	$—	$1	$—	$1	$—	$—
Interest and sundry (income) expense	4	(2)	1	1	1	2
Net periodic benefit cost	$4	$(1)	$1	$2	$1	$2

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Operating (profit) loss	$1	$1	$1	$1	$—	$—
Interest and sundry (income) expense	9	(2)	(1)	3	2	3
Net periodic benefit cost (credit)	$10	$(1)	$—	$4	$2	$3
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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at June 30, 2025 and December 31, 2024, respectively.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at June 30, 2025 and December 31, 2024.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of June 30, 2025 and December 31, 2024.

The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at June 30, 2025 and December 31, 2024.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2025	2024	2025	2024	2025	2024		2025	2024
Derivatives accounted for as hedges(1)
Commodity swaps/options	$352	$204	$16	$5	$10	$9	(CF)	30	24
Foreign exchange forwards/options	812	967	1	52	36	2	(CF/NI)	15	15
Cross-currency swaps(2)	618	618	4	6	123	47	(CF)	44	50
Total derivatives accounted for as hedges			$21	$63	$169	$58
Derivatives not accounted for as hedges
Foreign exchange forwards/options	934	473	2	5	15	1	N/A	13	12
Total derivatives not accounted for as hedges			2	5	15	1
Total derivatives			$23	$68	$184	$59

Current			$16	$65	$59	$11
Noncurrent			7	3	125	48
Total derivatives			$23	$68	$184	$59
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.
(2)Change in cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (3)(5)
Millions of dollars		2025	2024
Cash flow hedges
Commodity swaps/options		$(1)	$14
Foreign exchange forwards/options(6)		(47)	29
Cross-currency swaps(6)		(60)	9
		$(108)	$52

		Three Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(4)(5)
Cash Flow Hedges - Millions of dollars		2025	2024
Commodity swaps/options	Cost of products sold	$(2)	$2
Foreign exchange forwards/options	Net sales	(1)	—
Foreign exchange forwards/options	Cost of products sold	3	(3)
Foreign exchange forwards/options	Interest and sundry (income) expense	3	3
Cross-currency swaps(6)	Interest and sundry (income) expense	(59)	5
		$(56)	$7

		Three Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2025	2024
Foreign exchange forwards/options	Interest and sundry (income) expense	$(25)	$10
(3)Change in gain (loss) recognized in OCI (effective portion) for the three months ended June 30, 2025 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended June 30, 2025 was primarily driven by fluctuations in currency, commodity prices and interest rates.
(5)The tax impact of the cash flow hedges was $14 million and $(14) million for the three months ended June 30, 2025 and 2024, respectively.
(6)Change in foreign exchange forwards/options and cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.

		Six Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion) (7)(9)
Millions of dollars		2025	2024
Cash flow hedges
Commodity swaps/options		$4	$19
Foreign exchange forwards/options(10)		(72)	44
Cross-currency swaps(10)		(77)	22
		$(145)	$85

		Six Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(8)(9)
Cash Flow Hedges - Millions of dollars		2025	2024
Commodity swaps/options	Cost of products sold	$(1)	$—
Foreign exchange forwards/options	Net sales	(1)	1
Foreign exchange forwards/options	Cost of products sold	8	(16)
Foreign exchange forwards/options	Interest and sundry (income) expense	13	2
Cross-currency swaps(10)	Interest and sundry (income) expense	(87)	22
Interest rate derivatives(11)	Interest and sundry (income) expense	30	—
		$(38)	$9

		Six Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2025	2024
Foreign exchange forwards/options	Interest and sundry (income) expense	$(36)	$8
(7)Change in gain (loss) recognized in OCI (effective portion) for the six months ended June 30, 2025 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(8)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the six months ended June 30, 2025 was primarily driven by fluctuations in currency, commodity prices and interest rates.
(9)The tax impact of the cash flow hedges was $30 million and $(23) million for the six months ended June 30, 2025 and 2024, respectively.
(10)Change in foreign exchange forwards/options and cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
(11)The OCI release on the interest rate derivative was driven by an assessment in the period which determined that the forecasted debt transaction was determined to be not probable of occurring.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended June 30, 2025 and 2024. There were no hedges designated as fair value for the periods ended June 30, 2025 and 2024. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $35 million at June 30, 2025.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2025	2024	2025	2024	2025	2024	2025	2024
Short-term investments (1)	$762	$1,000	$417	$705	$345	$295	$762	$1,000
Net derivative contracts	—	—	—	—	(161)	8	(161)	8
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.
European Major Domestic Appliance Business
During 2024, the fair value of the European major domestic appliance disposal group was updated based on working capital adjustments, cash flow assumptions, and changes in discount rates (Level 3 inputs). Subsequent to closing of the transaction, the Company holds an equity interest of 25% in Beko. The fair value of the investment in Beko at the date of deconsolidation was calculated based on a discounted cash flow analysis and multiple market data points (Level 3 input).
For additional information see Note 14 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $6.1 billion and $6.2 billion at June 30, 2025 and December 31, 2024, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2024	$2,933	$1,311	$(1,545)	$2,853	$64	$250
Comprehensive income (loss)
Net earnings (loss)	79	71	—	—	—	7
Other comprehensive income (loss)	(112)	—	(112)	—	—	—
Comprehensive income (loss)	(34)	71	(112)	—	—	7
Stock issued (repurchased)	27	—	—	26	1	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2025	$2,829	$1,285	$(1,657)	$2,879	$65	$257
Comprehensive income (loss)
Net earnings (loss)	75	65	—	—	—	9
Other comprehensive income	(247)	—	(247)	—	—	—
Comprehensive income (loss)	(173)	65	(247)	—	—	9
Stock issued (repurchased)	26	—	—	26	—	—
Dividends declared	(99)	(97)	—	—	—	(2)
Balances, June 30, 2025	$2,583	$1,253	$(1,904)	$2,905	$65	$264

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2023	$2,537	$8,358	$(2,178)	$(3,932)	$114	$175
Comprehensive income (loss)
Net earnings (loss)	(253)	(259)	—	—	—	6
Other comprehensive income	3	—	3	—	—	—
Comprehensive income (loss)	(250)	(259)	3	—	—	6
Stock issued (repurchased)	(45)	—	—	(45)	—	—
Sale of minority interest in subsidiary	462	—	18	370	—	74
Dividends declared	(94)	(95)	—	—	—	1
Balances, March 31, 2024	$2,610	$8,004	$(2,157)	$(3,607)	$114	$256
Comprehensive income (loss)
Net earnings (loss)	225	219	—	—	—	6
Other comprehensive income	17	—	17	—	—	—
Comprehensive income (loss)	242	219	17	—	—	6
Stock issued (repurchased)	26	—	—	25	1	—
Dividends declared	(96)	(96)	—	—	—	—
Divestitures (1)	577	—	577	—	—	—
Balances, June 30, 2024	$3,359	$8,127	$(1,563)	$(3,582)	$115	$262
(1) Other comprehensive loss of $440 million related to currency translation and $137 million related to pension has been deconsolidated from accumulated other comprehensive income (loss) as part of deconsolidation of European major appliance business as of April 1, 2024. These amounts have been included in the loss on disposal as disclosed in FN 14.

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2025			2024
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(217)	$—	$(217)	$(23)	$—	$(23)
Cash flow hedges	(52)	15	(37)	44	(14)	30
Pension and other postretirement benefits plans	10	(3)	7	10	—	10
Other comprehensive income (loss)	(259)	12	(247)	31	(14)	17
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(259)	$12	$(247)	$31	$(14)	$17

	Six Months Ended June 30,
	2025			2024
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(299)	$—	$(299)	$(51)	$—	$(51)
Cash flow hedges	(105)	31	(74)	76	(23)	53
Pension and other postretirement benefits plans	19	(5)	14	20	(2)	18
Other comprehensive income (loss)	(385)	26	(359)	45	(25)	20
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(385)	$26	$(359)	$45	$(25)	$20

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$10	$17	Interest and sundry (income) expense
Total	$10	$17
Net earnings (loss) per Share
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2025	2024	2025	2024
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$65	$219	$137	$(40)
Denominator for basic earnings per share - weighted-average shares	55.9	54.9	55.7	54.9
Effect of dilutive securities - share-based compensation	0.2	0.1	0.2	—
Denominator for diluted earnings per share - adjusted weighted-average shares	56.1	55.0	55.9	54.9
Anti-dilutive stock options/awards excluded from earnings per share	1.2	1.8	1.2	2.0
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the six months ended June 30, 2025, we did not repurchase any shares under the share repurchase program. At June 30, 2025, there were approximately $2.5 billion in remaining funds authorized under this program.
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
In the first quarter of 2025, additional restructuring actions were announced related to organizational simplification efforts. Total costs for these actions were $11 million for the six months ended June 30, 2025.

The following table summarizes the changes to our restructuring liability during the six months ended June 30, 2025:

Millions of Dollars	December 31, 2024	Charge to Earnings	Cash Paid	June 30, 2025
Employee Termination	$4	$8	$(8)	$4
Asset Impairment	—	2	—	2
Other exit costs	2	1	(1)	2
Total	$6	$11	$(9)	$8
The following table summarizes the restructuring charges by operating segment for the periods presented:

Millions of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
MDA North America	$1	$22	$6	$27
MDA Latin America	1	18	3	21
MDA Asia	—	5	—	6
SDA Global	—	4	—	4
Corporate/Other	—	1	2	15
Total	$2	$50	$11	$73
(12)    INCOME TAXES
Income tax expense was $29 million and $72 million for the three and six months ended June 30, 2025, compared to income tax benefit of $(206) million and $(130) million for the same periods of 2024. The increase in tax expense in 2025 is primarily due to prior year tax benefits (partially offset by valuation allowances) related to legal entity restructuring projects in connection with the disposal of our European major appliance business and higher earnings in the current periods.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2025	2024	2025	2024
Earnings (Loss) before income taxes	$121	$30	$260	$(148)

Income tax expense (benefit) computed at United States statutory tax rate	25	6	55	(31)
State and local taxes, net of federal tax benefit	2	(54)	15	(55)
Valuation allowances	(3)	386	(2)	405
Audit and Settlements	7	11	8	13
U.S. foreign income items, net of credits	(2)	(2)	(4)	(15)
Sale of minority shares and capital gains	—	(2)	—	77
Legal Entity restructuring tax impact	—	(559)	—	(594)
Non deductible impairments	—	15	—	64
Non deductible fines and penalties	—	—	—	—
Other	—	(7)	1	6
Income tax expense (benefit) computed at effective worldwide tax rates	$29	$(206)	$72	$(130)
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
The chief operating decision maker (CODM) is the Company's Chairman and Chief Executive Officer, who evaluates operational performance based on each segment's earnings (loss) before interest and taxes (EBIT). We define segment EBIT as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the segment's ongoing performance. Cost of products sold is the significant expense regularly reviewed by the CODM and consists of costs associated with products sold, including but not limited to materials, labor, freight and warehousing. Other segment expenses / (income) primarily include selling, general and administrative items. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the segment's ongoing performance. Intersegment sales are eliminated within each segment.

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	MDA Asia	SDA Global	Other / Eliminations	Total Whirlpool
Net sales
2025	$2,446	$806	$320	$201	$—	$3,773
2024	2,567	895	340	187	—	3,989
Cost of Products Sold
2025	$2,085	$691	$271	$121	$(6)	$3,162
2024	2,202	761	292	108	—	3,363
Other segment expenses/(income)
2025	$216	$67	$26	$45	$66	$420
2024	201	82	28	53	150	514
EBIT
2025	$144	$48	$23	$35	$(60)	$190
2024	163	52	21	26	(150)	112
Intersegment sales
2025	$22	$305	$9	$—	$(336)	$—
2024	34	318	12	1	(365)	—
Total assets
June 30, 2025	$10,003	$3,826	$1,247	$1,211	$472	$16,759
December 31, 2024	9,693	3,813	1,147	1,087	561	16,301
Capital expenditures
2025	$36	$31	$4	$7	$4	$82
2024	53	47	1	1	11	113
Depreciation and amortization
2025	$42	$14	$5	$5	$14	$80
2024	42	14	4	5	16	81

	Six Months Ended June 30,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	MDA Asia	MDA Europe (1)	SDA Global	Other / Eliminations	Total Whirlpool
Net sales
2025	$4,864	$1,543	$588	$—	$397	$—	$7,393
2024	4,994	1,732	579	804	369	—	8,478
Cost of Products Sold
2025	$4,129	$1,322	$495	$—	$239	$(9)	$6,176
2024	4,300	1,469	499	726	220	(3)	7,211
Other segment expenses/(income)
2025	$442	$124	$52	$—	$87	$122	$827
2024	396	146	48	87	89	476	1,242
EBIT
2025	$293	$96	$42	$—	$71	$(112)	$390
2024	298	116	31	(9)	60	(472)	24
Intersegment sales
2025	$53	$635	$21	$—	$—	$(709)	$—
2024	67	622	22	23	11	(745)	—
Total assets
June 30, 2025	$10,003	$3,826	$1,247	$—	$1,211	$472	$16,759
December 31, 2024	9,693	3,813	1,147	—	1,087	561	16,301
Capital expenditures
2025	$75	$59	$7	$—	$9	$4	$154
2024	95	87	4	22	3	17	228
Depreciation and amortization
2025	$86	$30	$9	$—	$9	$29	$163
2024	90	32	10	—	8	30	170
(1) MDA Europe consisted of our European major domestic appliance business which was contributed to Beko Europe as of April 1, 2024. See Note 14 to the Consolidated Condensed Financial Statements for additional information on the transaction.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2025	2024	2025	2024
Items not allocated to segments:
Restructuring charges	$(2)	$(50)	$(10)	$(73)
(Loss) gain on sale and disposal of businesses	—	(45)	—	(292)
Corporate expenses and other	(58)	(55)	(102)	(107)
Total other/eliminations	$(60)	$(150)	$(112)	$(472)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2025	2024	2025	2024
Operating profit	$204	$130	$389	$14
Interest and sundry (income) expense	(4)	7	(36)	(21)
Equity method investment income (loss), net of tax	(18)	(11)	(35)	(11)
Total EBIT	$190	$112	$390	$24
Interest expense	86	93	164	183
Income tax expense	29	(206)	72	(130)
Net earnings (loss)	$75	$225	$153	$(29)
Less: Net earnings available to noncontrolling interests	9	6	17	11
Net earnings (loss) available to Whirlpool	$65	$219	$137	$(40)
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
We recorded adjustments of $404 million, including $45 million and $292 million, respectively, for the three and six months ended June 30, 2024, resulting in a total loss of $1.9 billion for the transaction. These adjustments are recorded in the loss on sale of disposal of businesses and reflect ongoing reassessment of the fair value less costs to sell of the disposal group, transaction costs and provision for tax related indemnities recorded at closing of the transaction.
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
We have announced our intent to reduce our ownership stake in Whirlpool India and continue to evaluate various transaction structures, including via market sale and negotiated transaction. We are targeting transaction completion around the end of 2025. Transaction proceeds are expected to further reduce debt. Sale of Whirlpool India is subject to Company board approval, and we have not recorded any impact relating to this announcement as of June 30, 2025.

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
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool") is a leading kitchen and laundry appliance company, in constant pursuit of improving life at home and inspiring generations with our brands. The company is driving meaningful innovation to meet the evolving needs of consumers through its iconic brand portfolio, including Whirlpool, KitchenAid, JennAir, Maytag, Amana, Brastemp, Consul, and InSinkErator. In 2024, the Company reported approximately $17 billion in annual sales, 44,000 employees, and 40 manufacturing and technology research centers. We conduct our business through four operating segments, which consist of Major Domestic Appliances ("MDA") North America; MDA Latin America; MDA Asia; and Small Domestic Appliances ("SDA") Global. The MDA Europe segment was deconsolidated as of April 1, 2024.
OVERVIEW
Whirlpool delivered second-quarter net earnings (loss) available to Whirlpool of $65 million (net earnings margin of 1.7%), or $1.17 per share, compared to net earnings (loss) available to Whirlpool of $219 million (net earnings margin of 5.5%), or $3.96 per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $(702) million for the six months ended June 30, 2025, compared to $(485) million in the same prior year period and had capital expenditures of $154 million and $228 million, respectively.
Net earnings margins were favorably impacted by cost take out and product price/mix more than offset by negative currency impacts primarily in Latin America and higher income tax. The higher income tax rate compared to the same prior-year period was primarily due to tax benefits related to the completion of legal entity restructuring projects in connection with the disposal of our European major appliances business in the prior period.
We continue to take actions to deliver shareholder value as we navigate through a challenging macro environment in North America. We remain confident in delivering approximately $200 million of cost take out, implementing previously announced pricing actions, introducing over 100 new products, and expanding margins in 2025.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2025	2024	Better/(Worse) %	2025	2024	Better/(Worse) %
Net sales	$3,773	$3,989	(5.4)%	$7,393	$8,478	(12.8)%
Gross margin	610	626	(2.6)	1,217	1,267	(3.9)
Selling, general and administrative	397	394	(0.9)	803	871	7.7
Restructuring costs	2	50	96.4	11	73	84.2
Loss (gain) on sale and disposal of businesses	—	45	nm	—	292	nm
Interest and sundry (income) expense	(4)	7	nm	(36)	(21)	71.4
Interest expense	86	93	7.1	164	183	10.3
Income tax expense (benefit)	29	(206)	nm	72	(130)	nm
Net earnings (loss) available to Whirlpool	$65	$219	(70.1)	$137	$(40)	nm
Diluted net earnings (loss) available to Whirlpool per share (2)	$1.17	$3.96	(70.5)%	$2.45	$(0.75)	nm
(1) Not meaningful ("nm")
(2) As a result of the GAAP earnings loss for the six months ended June 30, 2024 the impact of antidilutive shares was excluded from the loss per share calculation on a GAAP basis.
Consolidated net sales decreased 5.4% and 12.8% for the three and six months ended June 30, 2025 compared to the same periods in 2024. The decrease for the three and six months ended June 30, 2025 was primarily driven by lower volume and the unfavorable impact of foreign currency, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales decreased 3.2% and 10.1% for the three and six months ended June 30, 2025, compared to the same periods in 2024. The decrease for the six months ended was primarily driven by the deconsolidation of our European major domestic appliances business, which had approximately $800 million of sales for the six months ended June 30, 2024 (representing 9.5% of total net sales for the period).
The consolidated gross margin percentage for the three and six months ended June 30, 2025 increased to 16.2% and 16.5% compared to 15.7% and 14.9% in the same prior-year period. The increase was primarily driven by cost take out and favorable product price/mix, partially offset by lower volume.
The following is a discussion of results for each of our operating segments, which consist of MDA North America; MDA Latin America; MDA Asia; and SDA Global. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.

MDA NORTH AMERICA
Net Sales
Net sales decreased 4.7% and 2.6% for the three and six months ended June 30, 2025 compared to the same periods in 2024. The decrease was primarily driven by unfavorable volume partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 4.6% and 2.3% for the three and six months ended June 30, 2025, compared to the same periods in 2024.

Cost of Products Sold
Cost of products sold for the three and six months ended June 30, 2025 decreased 5.3% and 4.0% compared to the same periods in 2024. The decrease was primarily driven by lower volume and cost take out.

EBIT
EBIT decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024. The decrease for the three and six months ended was primarily due to lower volume partially offset by cost take out. EBIT margin was 5.9% and 6.0% for the three and six months ended June 30, 2025, compared to 6.3% and 6.0% for the same periods in 2024.

MDA LATIN AMERICA
Net Sales
Net sales decreased 10.0% and 10.9% for the three and six months ended June 30, 2025, compared to the same periods in 2024. The decrease was primarily driven by unfavorable impacts of foreign currency partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 0.9% and increased 0.7% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.

Cost of Products Sold
Cost of products sold for the three and six months ended June 30, 2025 decreased 9.2% and 10.0% compared to the same periods in 2024. The decrease was primarily driven by lower volume and cost take out.
EBIT
EBIT decreased for the three and six months ended months ended June 30, 2025 compared to the same periods in 2024. The decrease for the three and six months ended was primarily driven by unfavorable currency partially offset by favorable cost take out and product price/mix. In addition, the decrease for the six months ended was also unfavorably impacted by an indirect tax benefit in the same period in 2024. EBIT margin was 6.0% and 6.3% for the three and six months ended June 30, 2025, compared to 5.8% and 6.7% for the same periods in 2024.

MDA ASIA
Net Sales
Net sales decreased 5.9% and increased 1.6% for the three and six months ended June 30, 2025 compared to the same periods in 2024. The decrease for the three months ended was primarily driven by lower volume partially offset by favorable product price/mix. The increase for the six months ended was primarily driven by favorable product price/mix and increased volume. Excluding the impact from foreign currency, net sales decreased 3.7% and increased 4.6% for the three and six months ended June 30, 2025 compared to the same periods in 2024.
Cost of Products Sold
Cost of products sold for the three and six months ended June 30, 2025 decreased 7.2% and 0.8% compared to the same periods in 2024. The decrease for the three months ended was primarily driven by lower volume and cost take out. The decrease for the six months ended was primarily driven by cost take out partially offset by increased volume.
EBIT
EBIT increased for the three and six months ended June 30, 2025 compared to the same periods in 2024. The increase was primarily driven by cost take out. EBIT margin was 7.1% for both three and six months ended June 30, 2025 compared to 6.2% and 5.4% for the same periods in 2024.

SDA GLOBAL
Net Sales
Net sales increased 7.5% and 7.7% for the three and six months ended June 30, 2025 compared to the same periods in 2024. The increase was primarily driven by favorable product price/mix. Excluding the impact from foreign currency, net sales increased 6.8% and 8.3% for the three and six months ended June 30, 2025 compared to the same periods in 2024.
Cost of Products Sold
Cost of products sold for the three and six months ended June 30, 2025 increased 12.0% and 8.7% compared to the same periods in 2024. The increase was primarily driven by product mix.
EBIT
EBIT increased for the three and six months ended June 30, 2025 compared to the same periods in 2024. The increase was primarily driven by favorable product price/mix. EBIT margin was 17.3% and 17.9% for the three and six months ended June 30, 2025 compared to 13.9% and 16.3% for the same periods in 2024.

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
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2025	As a % of Net Sales	2024	As a % of Net Sales	2025	As a % of Net Sales	2024	As a % of Net Sales
MDA North America	$206	8.4%	$195	7.6%	$421	8.6%	$382	7.6%
MDA Latin America	70	8.7	80	8.9	135	8.8	153	8.8
MDA Asia	31	9.6	30	8.8	59	10.1	55	9.5
MDA Europe	—	—	—	—	—	—	90	11.2
SDA Global	48	23.7	52	27.8	89	22.4	89	24.1
Corporate/other	42	—	37	—	98	—	102	—
Consolidated	$397	10.5%	$394	9.9%	$803	10.9%	$871	10.3%
Consolidated selling, general and administrative expenses decreased for the six months ended June 30, 2025, compared to the same period in 2024 primarily due to the disposal of our European major domestic appliance business on April 1, 2024.
For additional information, see Notes 1 and 14 to the Consolidated Condensed Financial Statements.

Restructuring
We incurred restructuring charges of $2 million and $11 million for the three and six months ended June 30, 2025 compared to $50 million and $73 million for the same periods in 2024. For additional information, see Note 11 to the Consolidated Condensed Financial Statements.
For the full year 2025, we expect to incur approximately $50 million of restructuring charges, inclusive of the restructuring charges recorded for the six months ended June 30, 2025. Substantially all will result in cash settlement.
(Gain) Loss on Sale and Disposal of Businesses
There were no amounts recorded to (Gain) loss on sale and disposal of businesses for the three and six months ended June 30, 2025, compared to $45 million and $292 million for the same periods of 2024. The amounts recorded in 2024 were related to the divestiture of our European major domestic appliance business and were primarily due to fair value fluctuations driven by seasonality of net working capital, and transaction costs.
For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Net interest and sundry (income) expense was $(4) million and $(36) million for the three and six months ended June 30, 2025 compared to $7 million and $(21) million in the same prior year periods in 2024.
For additional information, see Note 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense was $86 million and $164 million for the three and six months ended June 30, 2025 compared to $93 million and $183 million in the same prior year periods of 2024.
Income Taxes
Income tax expense was $29 million and $72 million for the three and six months ended June 30, 2025 compared to income tax benefit of $206 million and $130 million in the same prior year periods of 2024. The tax benefits recognized in 2024 were related to the completion of legal entity restructuring projects in connection with the disposal of our European major appliance business, partially offset by associated valuation allowances. For more information, see Note 12 to the Consolidated Condensed Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2024.
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and InSinkErator trademarks continue to be at risk at June 30, 2025. None of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.
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
On February 20, 2024, Whirlpool’s wholly-owned subsidiary, Whirlpool Mauritius Limited, executed the sale of 30.4 million equity shares of Whirlpool India via an on-market trade. The transaction reduced Whirlpool’s ownership in Whirlpool India from 75% to 51%, and generated sales proceeds of approximately $462 million on settlement. The Company used transaction proceeds to reduce debt. We have announced our intent to reduce our ownership stake in Whirlpool India and continue to evaluate various transaction structures, including via market sale and negotiated transaction. We are targeting transaction completion around the end of 2025. Transaction proceeds are expected to further reduce debt. Sale of Whirlpool India shares is subject to Company board approval, and we have not recorded any impact relating to this announcement as of June 30, 2025.
During the second quarter, our senior unsecured debt was downgraded to a non-investment grade rating from Moody’s Investors Service, Inc. (to Ba1, with negative outlook), S&P Global Ratings (to BB+, with stable outlook), and Fitch Ratings, Inc. (to BB+, with negative outlook). As a result of these downgrades, our debt currently has a non-investment grade rating from these rating agencies, which has partially reduced access to and increased costs associated with accessing certain types of financing that are typically reserved for investment-grade companies (e.g. commercial paper). Please see Part II, Item 1A “Risk Factors” for a discussion of impacts related to potential further developments or downgrades to our credit ratings.
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, debt repayment, and returns to shareholders. As of June 30, 2025, we had $1.5 billion of debt maturing within the next twelve months (primarily composed of $950 million of Amended Long-Term Facility debt and $300 million of maturing term loan debt), which we expect to pay through refinancing, free cash flow generation, cash on hand and potential transaction proceeds.
Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.1 billion at June 30, 2025. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At June 30, 2025, we had cash or cash equivalents greater than 1% of our consolidated assets in Brazil (2.6%) and India (2.1%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Mexico, which represented 1.0%. We continue to monitor general financial instability and uncertainty globally.

Revolving credit facility and other committed credit facilities
At June 30, 2025, we had $950 million outstanding under the Amended Long-Term Facility and $300 million outstanding under the Term Loan Agreement. In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $1.5 billion Term Loan Agreement (of which $1.2 billion has been repaid as of June 30, 2025), we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $195 million at June 30, 2025
We were in compliance with our interest coverage ratio covenant under the Amended Long-Term Facility and Term Loan Agreement for all fiscal quarters through June 30, 2025. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Notes payable
As of June 30, 2025, we have $1.2 billion of notes payable outstanding. This includes the current portion of the outstanding amount under the Amended Long-Term Facility that is expected to be repaid in the next twelve months, commercial paper, and short-term borrowings payable to banks, which are generally used to fund working capital requirements. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material impacts from customer insolvencies during the three months ended June 30, 2025, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2025	2024
Cash provided by (used in):
Operating activities	$(702)	$(485)
Investing activities	(154)	(432)
Financing activities	582	501
Effect of exchange rate changes	67	(72)
Net change in cash and cash equivalents	$(207)	$(488)
Cash Flows from Operating Activities
Cash used in operating activities increased during the six months ended June 30, 2025 compared to the same prior year period. The increase in cash used in operating activities was primarily driven by fluctuations in working capital.
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

Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2025 decreased compared to the same period in 2024, primarily driven by lower capital expenditures.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2025 increased compared to the same period in 2024, primarily driven by the drawdown of a portion of our Amended Long-Term Facility in the current period and the sale of minority interest shares in Whirlpool India in the prior-year period. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Financing Arrangements
The Company had total committed credit facilities of approximately $4.0 billion at June 30, 2025. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. At June 30, 2025, we had $1.25 billion drawn on the committed facilities, which includes $950 million outstanding under the Amended Long-Term Facility and $300 million outstanding under the Term Loan Agreement. We had no borrowings outstanding under the Amended Long-Term Facility and $1.5 billion outstanding under the Term Loan Agreement at December 31, 2024, respectively.
For additional information about our financing arrangements, see Note 5 to the Consolidated Condensed Financial Statements.
Dividends
On April 14, 2025, our Board of Directors approved a quarterly dividend on our common stock of $1.75 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2025, we had approximately $334 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 5 and 6 to the Consolidated Condensed Financial Statements.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate our anticipated 2025 full-year GAAP tax rate between 20 and 25%. We currently estimate earnings per diluted share for 2025 as follows:

2025
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2025	$5.00 - $7.00
Including:
Restructuring expense	~1.00
Impact of M&A transactions	~0.25
Income tax impact	(~0.25)

Industry Demand
MDA North America	(3)-0%
MDA Latin America	(5)-0%
MDA Asia	0-3%
SDA Global	(3)-0%

For the full-year 2025, we expect to generate cash from operating activities of approximately $850 million and capital expenditures of approximately $450 million.
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
The recent imposition of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and baseline tariffs on most imports from most other countries, are creating significant uncertainty and potential risks for our business. These actions have increased the cost of certain raw materials and components, impacting our cost of products sold, and have led to "pre-loading" of finished product inventories by foreign competitors. Pre-loading by competitors can delay expected positive impacts of tariffs on appliances and impact competitors’ go-to-market actions. These actions have also created significant uncertainty and potential risks for our business.
During the second quarter, home appliance imports were added as derivative steel products under Section 232, effective June 23, 2025. This action, coupled with other tariff and trade policy actions taken by the U.S. government, is expected to help close long-standing loopholes and help support a level playing field for domestic producers.

While we continue to actively explore opportunities to mitigate certain increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. The long-term effects of these tariffs and any future trade policy changes on the global economy and our industry remain uncertain and could have a material adverse effect on our financial statements in any particular reporting period.
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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
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
The current domestic and international political environment, including changes in administrations, government shutdowns and changes to trade laws, regulations and policies, including tariffs, sanctions, and import/export controls, has resulted in uncertainty surrounding the future state of the global economy. Many of our most significant competitors are foreign companies with varying global production footprints, and in an escalating global trade conflict, tariffs, sanctions or other trade policy actions by various governments could be favorable to our competitors.
The U.S. government recently implemented significant trade policy and tariff actions, including but not limited to tariffs on imported steel and aluminum products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and baseline tariffs on most imports from most other countries. These actions have increased the cost of certain raw materials and components, have led to "pre-loading" of finished product inventories by foreign competitors in advance of tariff implementation, and created significant uncertainty and potential risks for our business, including potential additional pre-loading by competitors if tariff implementation is delayed. Pre-loading by competitors can delay expected positive impacts of tariffs on finished appliances and impact competitors’ go-to-market actions. Certain countries have announced retaliatory tariffs in response to such actions. The U.S. government may in the future propose and implement additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations and, if initiated, retaliatory tariffs or other actions may be taken by certain governments. While the future financial impact of these actions and potential additional U.S. tariff actions and retaliatory actions by other countries remains unknown, the impacts could have a material adverse effect on our financial statements in any particular reporting period.
Our credit ratings were recently downgraded below investment grade and our access to certain types of financing and borrowing costs have been and may continue to be negatively impacted.
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
During the second quarter of 2025, Moody’s downgraded our senior unsecured debt rating to Ba1, with a negative outlook; S&P downgraded our unsecured debt rating to BB+, with a stable outlook; and Fitch downgraded our unsecured debt rating to BB+, with a negative outlook. As a result of these downgrades, our debt currently carries a non-investment-grade rating from each of Moody’s, S&P, and Fitch, which has partially reduced access to and increased the costs associated with accessing certain types of financing typically reserved for investment-grade companies (e.g. commercial paper).

Our credit ratings are subject to periodic review by Moody’s, S&P, and Fitch, and may be subject to rating and periodic review by additional independent credit rating agencies in the future. Further developments or downgrades to our credit ratings, including any announcement that our ratings are under further review for an additional downgrade by any of the major credit rating agencies, could result in additional increased borrowing costs, and could adversely affect our liquidity, competitive position and access to the capital markets, which could have an adverse effect on our cash flow, results of operations and financial condition. In addition, further increased borrowing costs and/or reduced EBITDA performance could result in non-compliance with the interest coverage ratio in our credit facilities, which could further restrict our access to capital and increase costs associated with our financing activities.

Please see Note 5 to the Consolidated Condensed Financial Statements for a summary of the ratings downgrade and recent financing activities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the six months ended June 30, 2025, we did not repurchase any shares under the program. At June 30, 2025, there were approximately $2.5 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2025:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2025 through April 30, 2025	—	$—	—	$2,537
May 1, 2025 through May 31, 2025	—	$—	—	$2,537
June 1, 2025 through June 30, 2025	—	$—	—	$2,537
Total	—	$—	—
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 4.1
Certificate of Designated Officers of Whirlpool Corporation, dated June 11, 2025 [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on June 11, 2025]

Exhibit 10.1*
Amendment No. 2 to the Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 16, 2025]

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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial and Administrative Officer
Date:	July 29, 2025