Form 10-Q
period 2025-09-30
WHIRLPOOL CORP /DE/
filed 2025-10-28
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 24, 2025
Common stock, par value $1.00 per share	56,148,646

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2025

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring expectations, productivity, raw material prices and related costs, supply chain, portfolio transformation expectations, India transaction expectations, asset impairment, new product introduction benefits, trade and tariffs, litigation, ESG efforts, debt repayment and dividend expectations, share position, and the impact of the global economy and geopolitical events on our operations and financial results. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business objectives and successfully manage its strategic portfolio transformation; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past acquisitions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) risks related to our international operations; (10) Whirlpool's ability to respond to unanticipated social, political and/or economic events, including epidemics/pandemics; (11) information technology system and cloud failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (12) product liability and product recall costs; (13) Whirlpool's ability to attract, develop and retain executives and other qualified employees; (14) the impact of labor relations; (15) fluctuations in the cost of key materials (including steel, resins, and base metals) and components and the ability of Whirlpool to offset cost increases; (16) Whirlpool's ability to manage foreign currency fluctuations; (17) impacts from goodwill, intangible asset and/or inventory impairment charges; (18) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (19) impacts from credit rating agency downgrades; (20) litigation, tax, and legal compliance risk and costs; (21) the effects and costs of governmental investigations or related actions by third parties; (22) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, taxes and generative AI; (23) the impacts of changes in foreign trade policies, including tariffs; (24) Whirlpool's ability to respond to the impact of climate change and climate change or other environmental regulation; and (25) the uncertain global economy and changes in economic conditions. In addition, factors that could cause actual results to differ materially from our India transaction expectations include, among other things, failure or delays in launching transaction based on Board approval, market conditions or other factors, failure or delays in share settlement and closing, transaction proceeds being lower than expected, alternative uses for proceeds received, brand license valuation expectations not being met, and strategic, economic or industry expectations for India not being realized.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Net sales	$4,033	$3,993	$11,426	$12,471
Expenses
Cost of products sold	3,439	3,350	9,615	10,561
Gross margin	594	643	1,811	1,910
Selling, general and administrative	405	395	1,209	1,266
Intangible amortization	7	7	20	24
Restructuring costs	6	8	17	81
Loss (gain) on sale and disposal of businesses	(30)	(32)	(30)	260
Operating profit	206	265	595	279
Other (income) expense
Interest and sundry (income) expense	(5)	(6)	(41)	(27)
Interest expense	92	92	256	275
Earnings (loss) before income taxes	120	179	381	31
Income tax expense (benefit)	33	45	105	(85)
Equity method investment income (loss), net of tax	(11)	(20)	(46)	(31)
Net earnings (loss)	76	114	229	85
Less: Net earnings (loss) available to noncontrolling interests	3	5	20	16
Net earnings (loss) available to Whirlpool	$73	$109	$210	$69
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$1.30	$2.01	$3.76	$1.27
Diluted net earnings (loss) available to Whirlpool	$1.29	$2.00	$3.74	$1.26
Dividends declared	$0.90	$1.75	$4.40	$5.25
Weighted-average shares outstanding (in millions)
Basic	56.1	55.2	55.9	55.0
Diluted	56.5	55.2	56.1	55.0

Comprehensive income (loss)	$92	$25	$(114)	$16
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$934	$1,275
Accounts receivable, net of allowance of $55 and $46, respectively	1,598	1,317
Inventories	2,593	2,035
Prepaid and other current assets	669	612
Total current assets	5,794	5,239
Property, net of accumulated depreciation of $5,654 and $5,414, respectively	2,309	2,275
Right of use assets	814	841
Goodwill	3,321	3,322
Other intangibles, net of accumulated amortization of $465 and $447, respectively	2,698	2,717
Deferred income taxes	1,475	1,433
Other noncurrent assets	481	474
Total assets	$16,893	$16,301
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,617	$3,530
Accrued expenses	414	455
Accrued advertising and promotions	488	682
Employee compensation	205	228
Notes payable	1,125	18
Current maturities of long-term debt	300	1,850
Other current liabilities	619	560
Total current liabilities	6,768	7,323
Noncurrent liabilities
Long-term debt	6,165	4,758
Pension benefits	106	122
Postretirement benefits	96	96
Lease liabilities	686	711
Other noncurrent liabilities	429	358
Total noncurrent liabilities	7,482	6,045
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 65 million and 65 million shares issued, respectively, and 56 million and 55 million shares outstanding, respectively	65	64
Additional paid-in capital	3,479	3,462
Retained earnings	1,272	1,311
Accumulated other comprehensive loss	(1,888)	(1,545)
Treasury stock, 9 million and 9 million shares, respectively	(547)	(609)
Total Whirlpool stockholders' equity	2,380	2,683
Noncontrolling interests	263	250
Total stockholders' equity	2,644	2,933
Total liabilities and stockholders' equity	$16,893	$16,301

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2025	2024
Operating activities
Net earnings (loss)	$229	$85
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	246	249
Loss (gain) on sale and disposal of businesses	(30)	260
Equity method investment (income) loss, net of tax	46	31
Share based compensation and other	113	64
Changes in assets and liabilities:
Accounts receivable	(258)	(275)
Inventories	(523)	(18)
Accounts payable	(59)	(76)
Accrued advertising and promotions	(208)	(137)
Accrued expenses and current liabilities	(52)	(22)
Taxes deferred and payable, net	(18)	(237)
Accrued pension and postretirement benefits	5	(15)
Employee compensation	(39)	(42)
Other	(121)	(138)
Cash provided by (used in) operating activities	(669)	(271)
Investing activities
Capital expenditures	(239)	(315)
Proceeds from sale of assets and businesses	—	95
Cash held by divested businesses	—	(245)
Other	—	(1)
Cash provided by (used in) investing activities	(239)	(466)
Financing activities
Net proceeds from borrowings of long-term debt	1,200	300
Net repayments of long-term debt	(1,550)	(801)
Net proceeds (repayments) from short-term borrowings	1,114	613
Dividends paid	(248)	(287)
Repurchase of common stock	—	(50)
Sale of minority interest in subsidiary	—	462
Other	(12)	(15)
Cash provided by (used in) financing activities	503	222
Effect of exchange rate changes on cash and cash equivalents	64	(68)
Increase (decrease) in cash and cash equivalents	(341)	(583)
Cash and cash equivalents at beginning of year	1,275	1,667
Cash and cash equivalents at end of period	$934	$1,084

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
Risks and Uncertainties
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at September 30, 2025.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after October 28, 2025, including those resulting from the impacts of macroeconomic volatility including with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The results of the annual assessment performed as of October 1, 2024 determined that the carrying value of the Maytag trademark exceeded its fair value by $381 million. The trademark remains at risk for future impairment at September 30, 2025. The InSinkErator trademark is also at risk for impairment at September 30, 2025. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

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
As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the third quarter of 2025.
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
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of September 30, 2025 and December 31, 2024, these arrangements include residual value guarantees of up to approximately $504 million and $405 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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

Millions of dollars	Outstanding Obligations
Confirmed obligations outstanding as of December 31, 2024	$794
Invoices confirmed during the period	1,730
Confirmed invoices paid during the period	(1,866)
Impact of foreign currency	48
Confirmed obligations outstanding as of September 30, 2025	$706
Equity Method Investments
Our primary equity method investments include partial ownership in Whirlpool China, an entity that was previously controlled by the Company, and partial ownership in Beko Europe B.V. ("Beko Europe"), an entity resulting from the April 1, 2024 transaction with Arçelik A.S. (“Arcelik”). For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
The following table summarizes the amounts related to the Company's primary equity method investments during the periods presented.

Millions of dollars	September 30, 2025		December 31, 2024
	Percentage Ownership	Carrying Amount	Percentage Ownership	Carrying Amount
Beko Europe B.V.	25%	$21	25%	$74
Whirlpool China	20%	$193	20%	$191
The fair value of the investment in Beko Europe at the date of deconsolidation was calculated based on a discounted cash flow analysis and multiple market data points (Level 3 input), resulting in a fair value of $186 million. The market value of our investment in Whirlpool China, based on the quoted market price, is $219 million as of September 30, 2025. Management has concluded that there are no indicators of other than temporary impairment related to these investments.
The following tables summarize the amounts recorded related to the Company's primary equity method investments during the periods presented.

Millions of dollars	September 30, 2025	December 31, 2024
Accounts Payable	$164	$101

Millions of dollars	Nine Months Ended September 30,
	2025	2024
Purchases	$283	$193
The licensing revenue from our equity method investments and their subsidiaries is not material for the periods presented. There are also no material accounts receivable or sales with these investments for the periods presented.
Related Parties
As of September 30, 2025, the Company's majority-owned subsidiary, Whirlpool India, holds a 97% controlling equity ownership in Elica PB India, following an additional acquisition of 10% equity interest during the third quarter of 2024. Elica PB India is consolidated in Whirlpool Corporation's financial statements and reported within our MDA Asia reporting segment. Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of goodwill amounts to $83 million and the carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $24 million as of September 30, 2025 and $26 million as of December 31, 2024, respectively. Other assets or liabilities of Elica PB India are not material to the Consolidated Condensed Financial Statements of the Company for the periods presented.
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
In November 2024, the FASB issued Update 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". The FASB is issuing this Update to improve the disclosures about a company’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of products sold, SG&A, and research and development). The new standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this new standard.
All other issued and not yet effective accounting standards are not relevant or material to the Company.
(2)    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. For additional information on the disaggregated revenues by operating segment, see Note 13 to the Consolidated Condensed Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2025	2024	2025	2024
Major product categories:
Laundry	$1,150	$1,131	$3,251	$3,482
Refrigeration	1,251	1,297	3,575	3,850
Cooking	973	921	2,632	2,891
Dishwashing	310	282	877	983
Total major product category net sales	$3,684	$3,631	$10,335	$11,206
Spare parts and warranties	138	135	410	515
Other	210	227	680	750
Total net sales	$4,033	$3,993	$11,426	$12,471
Other revenue sources include primarily the revenues from the InSinkErator business, subscription arrangements, and licenses.
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and nine months ended September 30, 2025.

Allowance for Expected Credit Losses and Bad Debt Expense
We estimate our expected credit losses and bad debt expense primarily by using an aging methodology and establish customer-specific reserves for higher risk trade customers. Our expected credit losses and bad debt expense are evaluated and controlled within each operating segment by considering the unique credit risk specific to the country, marketplace and economic environment. We take into account past events, current conditions and reasonable and supportable forecasts in developing the reserve.
The following table summarizes our allowance for expected credit losses and bad debt expense by operating segment for the nine months ended September 30, 2025:

Millions of dollars	December 31, 2024	Charged to Earnings	Write-offs	Foreign Currency	Other	September 30, 2025
Accounts receivable allowance
MDA North America	$8	$3	$—	$—	$—	$11
MDA Latin America	33	2	—	4	—	39
MDA Asia	3	—	—	—	—	3
SDA Global	2	—	—	—	—	2
Consolidated	$46	$5	$—	$4	$—	$55
Financing receivable allowance
MDA Latin America	$23	$—	$—	$4	$—	$27
Consolidated	$69	$5	$—	$8	$—	$82
(3)    INVENTORIES
The following table summarizes our inventories at September 30, 2025 and December 31, 2024:

Millions of dollars	September 30, 2025	December 31, 2024
Finished products	$1,988	$1,463
Raw materials and work in process	605	572
Total Inventories	$2,593	$2,035
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at September 30, 2025 and December 31, 2024:

Millions of dollars	September 30, 2025	December 31, 2024
Land	$36	$36
Buildings	1,052	981
Machinery and equipment	6,876	6,673
Accumulated depreciation	(5,654)	(5,414)
Property, plant and equipment, net	$2,309	$2,275
During the nine months ended September 30, 2025, we disposed of land, buildings, machinery and equipment with a net book value of $6 million, compared to $21 million in the same period of 2024. The net loss on the disposals was not material for the nine months ended September 30, 2025 and 2024, respectively.

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
The outstanding amount for this term loan at September 30, 2025 is $300 million, which is classified in current liabilities on the Consolidated Condensed Balance Sheet. The term loan facility is divided into two tranches: a $1 billion tranche with a maturity date of April 30, 2024, of which $500 million was repaid in December 2023 and the remaining $500 million was repaid in April 2024; and a $1.5 billion tranche with a maturity date of October 31, 2025, of which $1.2 billion was repaid in June 2025.
The interest and fee rates payable with respect to the term loan facility based on the Company's current credit rating are as follows: (1) the spread over SOFR for the 3-year tranche is 1.25% (with a 0.10% SOFR spread adjustment); and (2) the spread over prime for the 3-year tranche is zero, as the date hereof.

The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. The Company has been in compliance with the interest coverage ratio covenant under the term loan agreement for all fiscal quarters through September 30, 2025.
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
The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. The Company has been in compliance with the interest coverage ratio covenant under the Amended Long-Term Facility for all fiscal quarters through September 30, 2025.
At September 30, 2025, we had $1.1 billion outstanding under the Amended Long-Term Facility and $300 million outstanding under the Term Loan Agreement. We had no borrowings outstanding under the Amended Long-Term Facility and $1.5 billion outstanding under the Term Loan Agreement at December 31, 2024.
We also have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $199 million at September 30, 2025 and $173 million at December 31, 2024, based on exchange rates then in effect, respectively. These committed credit facilities have maturities throughout 2025 to 2027. There were no amounts outstanding on these credit facilities at September 30, 2025 and December 31, 2024, respectively.
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
The following table summarizes the carrying value of notes payable at September 30, 2025 and December 31, 2024:

Millions of dollars	September 30, 2025	December 31, 2024
Short-term borrowings due to banks	$1,125	$18
Total notes payable	$1,125	$18
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
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $153 million as of September 30, 2025 and $183 million as of December 31, 2024. The amount of cash proceeds received under these arrangements was $412 million and $391 million for the nine months ended September 30, 2025 and 2024, respectively.
(6)    COMMITMENTS AND CONTINGENCIES
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at September 30, 2025. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.7 billion Brazilian reais (approximately $500 million at September 30, 2025).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 305 million Brazilian reais (approximately $57 million at September 30, 2025), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. On October 24, 2025, we received a negative decision at the Brazil Supreme Court in the IPI Amnesty case. We are evaluating the impact of the decision, which has yet to be published, and maintain the right to litigate against foreclosure of the largest portion of the tax amounts at issue, representing substantially all of the amounts at issue in the case. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to the tax amounts at issue.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 432 million Brazilian reais (approximately $81 million at September 30, 2025). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
We and other Brazil taxpayers have filed lawsuits in Brazil challenging DIFAL, an interstate tax equalization regime. In November 2023, in a leading (non-Whirlpool) case, the Brazil Supreme Court issued a decision upholding the constitutionality of DIFAL levied for the majority of 2022. While this lawsuit is still pending, on October 21, 2025, the Brazil Supreme Court issued a decision in a separate (non-Whirlpool) case, upholding the constitutionality of DIFAL levied on taxpayers, but partially mitigating the impact for those, like Whirlpool, that filed lawsuits to challenge DIFAL before December 2023. The decision has yet to be published and the taxpayer can seek further clarification on the decision. We are evaluating the impact of the decision as applied to the specific facts of our pending DIFAL cases in various states in Brazil. We have accrued amounts related to DIFAL levied in certain states in Brazil, but have not accrued amounts in certain others based on the opinion of our tax and legal advisors. Our total unreserved amounts related to DIFAL-related contingency is approximately 391 million Brazilian reais (approximately $73 million at September 30, 2025).
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
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2025	2024
Balance at January 1	$196	$206
Issuances/accruals during the period	165	159
Settlements made during the period/other	(163)	(167)
Balance at September 30	198	198
Current portion	135	139
Non-current portion	63	59
Total	$198	$198
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At September 30, 2025 and December 31, 2024, the guaranteed amounts totaled 1,898 million Brazilian reais (approximately $357 million at September 30, 2025) and 981 million Brazilian reais (approximately $159 million at December 31, 2024), respectively. The fair value of these guarantees were nominal at September 30, 2025 and December 31, 2024. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.3 billion at September 30, 2025 and $1.9 billion at December 31, 2024, respectively. During the third quarter of 2025 we converted certain comfort letters to guarantees. Our total short-term outstanding bank indebtedness under guarantees was $25 million and $12 million at September 30, 2025 and December 31, 2024, respectively.

(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Service cost	$—	$1	$—	$1	$—	$—
Interest cost	24	25	1	1	2	2
Expected return on plan assets	(30)	(37)	—	(1)	—	—
Amortization:
Actuarial loss	10	10	—	—	—	—
Prior service credit	—	—	—	—	(1)	(1)
Settlement and curtailment (gain) loss	—	—	—	—	—	—
Net periodic benefit cost (credit)	$4	$(1)	$1	$1	$1	$1

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Service cost	$1	$2	$1	$2	$—	$—
Interest cost	73	76	3	9	5	5
Expected return on plan assets	(89)	(110)	(1)	(7)	—	—
Amortization:
Actuarial loss	30	30	1	1	—	—
Prior service credit	—	—	—	—	(2)	(1)
Settlement and curtailment (gain) loss	—	—	(2)	—	—	—
Net periodic benefit cost (credit)	$15	$(2)	$2	$5	$3	$4
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Operating (profit) loss	$—	$1	$—	$1	$—	$—
Interest and sundry (income) expense	4	(2)	1	—	1	1
Net periodic benefit cost	$4	$(1)	$1	$1	$1	$1

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Operating (profit) loss	$1	$2	$1	$2	$—	$—
Interest and sundry (income) expense	14	(4)	1	3	3	4
Net periodic benefit cost (credit)	$15	$(2)	$2	$5	$3	$4

401(k) Defined Contribution Plan
Beginning in March 2024, the Company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees, are contributed in company stock. The contributions were $20 million and $61 million for the three and nine months ended September 30, 2025, respectively. The contributions are presented in share based compensation and other on the Consolidated Condensed Statements of Cash Flows.
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

We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at September 30, 2025 and December 31, 2024, respectively.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at September 30, 2025 and December 31, 2024.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of September 30, 2025 and December 31, 2024.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at September 30, 2025 and December 31, 2024.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2025	2024	2025	2024	2025	2024		2025	2024
Derivatives accounted for as hedges(1)
Commodity swaps/options	$333	$204	$22	$5	$9	$9	(CF)	27	24
Foreign exchange forwards/options	710	967	4	52	35	2	(CF/NI)	15	15
Cross-currency swaps(2)	618	618	4	6	117	47	(CF)	41	50
Total derivatives accounted for as hedges			$30	$63	$161	$58
Derivatives not accounted for as hedges
Foreign exchange forwards/options(3)	1,114	473	3	5	6	1	N/A	10	12
Total derivatives not accounted for as hedges			3	5	6	1
Total derivatives			$33	$68	$167	$59

Current			$25	$65	$49	$11
Noncurrent			8	3	118	48
Total derivatives			$33	$68	$167	$59
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.
(2)Change in cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
(3)Change in foreign exchange forwards/options is primarily driven by proactive actions taken to manage our short-term currency risk.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (4)(6)
Millions of dollars		2025	2024
Cash flow hedges
Commodity swaps/options		$8	$(4)
Foreign exchange forwards/options(7)		(3)	(10)
Cross-currency swaps(7)		7	(23)
		$12	$(37)

		Three Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(5)(6)
Cash Flow Hedges - Millions of dollars		2025	2024
Commodity swaps/options	Cost of products sold	$2	$—
Foreign exchange forwards/options	Net sales	—	—
Foreign exchange forwards/options	Cost of products sold	(5)	4
Foreign exchange forwards/options	Interest and sundry (income) expense	—	3
Cross-currency swaps(7)	Interest and sundry (income) expense	4	(25)
		$1	$(18)

		Three Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2025	2024
Foreign exchange forwards/options	Interest and sundry (income) expense	$(2)	$—
(4)Change in gain (loss) recognized in OCI (effective portion) for the three months ended September 30, 2025 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(5)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended September 30, 2025 was primarily driven by fluctuations in currency, commodity prices and interest rates.
(6)The tax impact of the cash flow hedges was $(1) million and $6 million for the three months ended September 30, 2025 and 2024, respectively.
(7)Change in foreign exchange forwards/options and cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.

		Nine Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion) (8)(10)
Millions of dollars		2025	2024
Cash flow hedges
Commodity swaps/options		$12	$14
Foreign exchange forwards/options(11)		(75)	34
Cross-currency swaps(11)		(70)	(1)
		$(133)	$47

		Nine Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(9)(10)
Cash Flow Hedges - Millions of dollars		2025	2024
Commodity swaps/options	Cost of products sold	$—	$—
Foreign exchange forwards/options	Net sales	—	2
Foreign exchange forwards/options	Cost of products sold	3	(12)
Foreign exchange forwards/options	Interest and sundry (income) expense	13	6
Cross-currency swaps(11)	Interest and sundry (income) expense	(83)	(3)
Interest rate derivatives(12)	Interest and sundry (income) expense	30	—
		$(37)	$(7)

		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2025	2024
Foreign exchange forwards/options	Interest and sundry (income) expense	$(38)	$8
(8)Change in gain (loss) recognized in OCI (effective portion) for the nine months ended September 30, 2025 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(9)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the nine months ended September 30, 2025 was primarily driven by fluctuations in currency, commodity prices and interest rates.
(10)The tax impact of the cash flow hedges was $30 million and $(17) million for the nine months ended September 30, 2025 and 2024, respectively.
(11)Change in foreign exchange forwards/options and cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
(12)The OCI release on the interest rate derivative was driven by an assessment in the period which determined that the forecasted debt transaction was determined to be not probable of occurring.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended September 30, 2025 and 2024. There were no hedges designated as fair value for the periods ended September 30, 2025 and 2024. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $25 million at September 30, 2025.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2025	2024	2025	2024	2025	2024	2025	2024
Short-term investments (1)	$716	$1,000	$421	$705	$295	$295	$716	$1,000
Net derivative contracts	—	—	—	—	(133)	8	(133)	8
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
For additional information see Note 14 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $6.1 billion and $6.2 billion at September 30, 2025 and December 31, 2024, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2024	$2,933	$1,311	$(1,545)	$2,853	$64	$250
Comprehensive income (loss)
Net earnings (loss)	79	71	—	—	—	7
Other comprehensive income (loss)	(112)	—	(112)	—	—	—
Comprehensive income (loss)	(34)	71	(112)	—	—	7
Stock issued (repurchased)	27	—	—	26	1	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2025	$2,829	$1,285	$(1,657)	$2,879	$65	$257
Comprehensive income (loss)
Net earnings (loss)	75	65	—	—	—	9
Other comprehensive income	(247)	—	(247)	—	—	—
Comprehensive income (loss)	(173)	65	(247)	—	—	9
Stock issued (repurchased)	26	—	—	26	—	—
Dividends declared	(99)	(97)	—	—	—	(2)
Balances, June 30, 2025	$2,583	$1,253	$(1,904)	$2,905	$65	$264
Comprehensive income
Net earnings (loss)	76	73	—	—	—	3
Other comprehensive income	16	—	16	—	—	—
Comprehensive income	92	73	16	—	—	3
Stock issued (repurchased)	27	—	—	27	—	—
Dividends declared	(58)	(54)	—	—	—	(4)
Balances, September 30, 2025	$2,644	$1,272	$(1,888)	$2,932	$65	$263

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2023	$2,537	$8,358	$(2,178)	$(3,932)	$114	$175
Comprehensive income (loss)
Net earnings (loss)	(253)	(259)	—	—	—	6
Other comprehensive income	3	—	3	—	—	—
Comprehensive income (loss)	(250)	(259)	3	—	—	6
Stock issued (repurchased)	(45)	—	—	(45)	—	—
Sale of minority interest in subsidiary	462	—	18	370	—	74
Dividends declared	(94)	(95)	—	—	—	1
Balances, March 31, 2024	$2,610	$8,004	$(2,157)	$(3,607)	$114	$256
Comprehensive income (loss)
Net earnings (loss)	225	219	—	—	—	6
Other comprehensive income	17	—	17	—	—	—
Comprehensive income (loss)	242	219	17	—	—	6
Stock issued (repurchased)	26	—	—	25	1	—
Dividends declared	(96)	(96)	—	—	—	—
Divestitures (1)	577	—	577	—	—	—
Balances, June 30, 2024	$3,359	$8,127	$(1,563)	$(3,582)	$115	$262
Comprehensive income
Net earnings	114	109	—	—	—	5
Other comprehensive income	(89)	—	(89)	—	—	—
Comprehensive income	25	109	(89)	—	—	5
Stock issued (repurchased)	26	—	—	26	—	—
Purchase of interest in subsidiary	(19)	—	—	(5)	—	(14)
Dividends declared	(98)	(96)	—	—	—	(2)
Balances, September 30, 2024	$3,293	$8,140	$(1,652)	$(3,561)	$115	$251
(1) Other comprehensive loss of $440 million related to currency translation and $137 million related to pension has been deconsolidated from accumulated other comprehensive income (loss) as part of deconsolidation of European major appliance business as of April 1, 2024. These amounts have been included in the loss on disposal as disclosed in Note 14.

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2025			2024
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(1)	$—	$(1)	$(84)	$—	$(84)
Cash flow hedges	10	—	10	(21)	6	(15)
Pension and other postretirement benefits plans	10	(3)	7	11	(1)	10
Other comprehensive income (loss)	19	(3)	16	(94)	5	(89)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$19	$(3)	$16	$(94)	$5	$(89)

	Nine Months Ended September 30,
	2025			2024
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(300)	$—	$(300)	$(135)	$—	$(135)
Cash flow hedges	(94)	32	(62)	55	(17)	38
Pension and other postretirement benefits plans	29	(8)	21	32	(4)	28
Other comprehensive income (loss)	(366)	23	(343)	(48)	(21)	(69)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(366)	$23	$(343)	$(48)	$(21)	$(69)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and nine months ended September 30, 2025:

	Three Months Ended	Nine Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$10	$27	Interest and sundry (income) expense
Total	$10	$27
Net earnings (loss) per Share
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2025	2024	2025	2024
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$73	$109	$210	$69
Denominator for basic earnings per share - weighted-average shares	56.1	55.2	55.9	55.0
Effect of dilutive securities - share-based compensation	0.4	—	0.2	—
Denominator for diluted earnings per share - adjusted weighted-average shares	56.5	55.2	56.1	55.0
Anti-dilutive stock options/awards excluded from earnings per share	1.2	1.3	1.2	1.4
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the nine months ended September 30, 2025, we did not repurchase any shares under the share repurchase program. At September 30, 2025, there were approximately $2.5 billion in remaining funds authorized under this program.
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
During 2025, additional restructuring actions were announced related to organizational simplification efforts. Total costs for these actions were $6 million and $17 million for the three and nine months ended September 30, 2025, respectively. The following table summarizes the changes to our restructuring liability during the nine months ended September 30, 2025:

Millions of Dollars	December 31, 2024	Charge to Earnings	Cash Paid	September 30, 2025
Employee Termination	$4	$15	$(11)	$8
Asset Impairment	—	2	—	2
Other exit costs	2	1	(1)	—
Total	$6	$17	$(12)	$9
The following table summarizes the restructuring charges by operating segment for the periods presented:

Millions of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
MDA North America	$5	$1	$11	$29
MDA Latin America	—	4	3	25
MDA Asia	—	—	—	6
SDA Global	—	1	—	5
Corporate/Other	1	2	2	16
Total	$6	$8	$17	$81
(12)    INCOME TAXES
Income tax expense was $33 million and $105 million for the three and nine months ended September 30, 2025, compared to income tax expense (benefit) of $45 million and $(85) million for the same periods of 2024. The increase in tax expense for the nine months ended September 30, 2025, is primarily due to prior year tax benefits (partially offset by valuation allowances) related to legal entity restructuring projects in connection with the disposal of our European major appliance business and higher earnings in 2025.

The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2025	2024	2025	2024
Earnings (Loss) before income taxes	$120	$179	$381	$31

Income tax expense (benefit) computed at United States statutory tax rate	25	38	80	7
State and local taxes, net of federal tax benefit	6	(6)	21	(61)
Valuation allowances	(25)	11	(28)	416
Audit and Settlements	9	11	17	24
U.S. foreign income items, net of credits	(8)	4	(12)	(12)
Sale of minority shares and capital gains	—	—	—	77
Legal Entity restructuring tax impact	23	(7)	23	(601)
Non deductible impairments	—	—	—	64
Non deductible fines and penalties	—	—	—	—
Other	3	(6)	4	1
Income tax expense (benefit) computed at effective worldwide tax rates	$33	$45	$105	$(85)
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	MDA Asia	SDA Global	Other / Eliminations	Total Whirlpool
Net sales
2025	$2,722	$802	$222	$288	$—	$4,033
2024	2,647	846	239	261	—	3,993
Cost of Products Sold
2025	$2,378	$695	$190	$182	$(8)	$3,439
2024	2,257	718	208	176	(10)	3,350
Other segment expenses/(income)
2025	$208	$62	$28	$58	$37	$393
2024	196	70	25	47	54	392
EBIT
2025	$134	$45	$4	$47	$(32)	$200
2024	194	58	7	37	(45)	251
Intersegment sales
2025	$30	$335	$9	$—	$(374)	$—
2024	28	303	10	2	(343)	—
Total assets
September 30, 2025	$10,191	$3,885	$1,184	$1,272	$361	$16,893
December 31, 2024	9,693	3,813	1,147	1,087	561	16,301
Capital expenditures
2025	$31	$39	$6	$4	$3	$83
2024	34	38	3	2	10	87
Depreciation and amortization
2025	$46	$16	$2	$5	$14	$83
2024	40	16	5	5	13	79

	Nine Months Ended September 30,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	MDA Asia	MDA Europe (1)	SDA Global	Other / Eliminations	Total Whirlpool
Net sales
2025	$7,586	$2,345	$810	$—	$685	$—	$11,426
2024	7,642	2,578	818	804	629	—	12,471
Cost of Products Sold
2025	$6,508	$2,017	$685	$—	$422	$(16)	$9,615
2024	6,557	2,188	707	726	396	(13)	10,561
Other segment expenses/(income)
2025	$651	$186	$79	$—	$145	$160	$1,221
2024	592	216	73	87	137	530	1,635
EBIT
2025	$428	$142	$46	$—	$119	$(144)	$590
2024	491	175	38	(9)	97	(517)	275
Intersegment sales
2025	$82	$970	$30	$—	$1	$(1,083)	$—
2024	96	925	32	23	13	(1,089)	—
Total assets
September 30, 2025	$10,191	$3,885	$1,184	$—	$1,272	$361	$16,893
December 31, 2024	9,693	3,813	1,147	—	1,087	561	16,301
Capital expenditures
2025	$106	$98	$13	$—	$13	$7	$239
2024	129	125	7	22	5	27	315
Depreciation and amortization
2025	$132	$46	$11	$—	$14	$43	$246
2024	130	48	15	—	13	43	249
(1) MDA Europe consisted of our European major domestic appliance business which was contributed to Beko Europe as of April 1, 2024. See Note 14 to the Consolidated Condensed Financial Statements for additional information on the transaction.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2025	2024	2025	2024
Items not allocated to segments:
Restructuring costs	$(6)	$(8)	$(17)	$(81)
(Loss) gain on sale and disposal of businesses	30	32	30	(260)
Corporate expenses and other	(56)	(69)	(157)	(176)
Total other/eliminations	$(32)	$(45)	$(144)	$(517)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2025	2024	2025	2024
Operating profit	$206	$265	$595	$279
Interest and sundry (income) expense	(5)	(6)	(41)	(27)
Equity method investment income (loss), net of tax	(11)	(20)	(46)	(31)
Total EBIT	$200	$251	$590	$275
Interest expense	92	92	256	275
Income tax expense	33	45	105	(85)
Net earnings (loss)	$76	$114	$229	$85
Less: Net earnings available to noncontrolling interests	3	5	20	16
Net earnings (loss) available to Whirlpool	$73	$109	$210	$69
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
On April 1, 2024, the parties closed the aforementioned contribution transaction and MENA sale. Upon closing in the second quarter of 2024, the transaction resulted in the deconsolidation of the European major appliances and MENA businesses. Whirlpool owns approximately 25% and Arcelik owns approximately 75% of the European appliance company Beko Europe. In connection with the transactions, we recorded a loss on disposal of $1.5 billion in the fourth quarter of 2022. The loss included a write-down of the net assets of $1.2 billion of the disposal group to a fair value of $139 million and also included $393 million of cumulative currency translation adjustments, $98 million of other comprehensive loss on pension and $18 million of other transaction related costs. No goodwill was included in the disposal group.
We recorded adjustments of $2 million and $294 million, respectively, for the three and nine months ended September 30, 2024, resulting in a total loss of $1.9 billion for the transaction. These adjustments are recorded in the loss (gain) on sale of disposal of businesses and reflect ongoing reassessment of the fair value less costs to sell of the disposal group, transaction costs and provision for tax related indemnities recorded at closing of the transaction. As part of the loss on disposal, we recorded reserves related to certain indemnifications in the second quarter of 2024. In the third quarter of 2025, we released a $30 million reserve related to an indemnity that is no longer considered probable.
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
In January 2025, we announced our intent to reduce our ownership stake in Whirlpool India and continue to evaluate various transaction structures, including via market sale and negotiated transaction. In October 2025, we signed certain brand license, technology license, and transition service agreements with Whirlpool India. We expect to announce a share sale by the end of 2025, and we are targeting transaction completion by the first half of 2026. Transaction proceeds are expected to further reduce debt. Sale of Whirlpool India shares is subject to Company board approval, and we have not recorded any impact relating to this announcement as of September 30, 2025.

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
OVERVIEW
Whirlpool delivered third-quarter net earnings (loss) available to Whirlpool of $73 million (net earnings margin of 1.8%), or $1.29 per share, compared to net earnings (loss) available to Whirlpool of $109 million (net earnings margin of 2.7%), or $2.00 per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $(669) million for the nine months ended September 30, 2025, compared to $(271) million in the same prior year period and had capital expenditures of $239 million and $315 million, respectively.
Net earnings margins were negatively impacted by the cost of tariffs and launch costs associated with new product introductions. These were partially offset by favorable product price/mix and structural cost take out actions.
We continue to take actions to deliver shareholder value as we navigate through a challenging macro environment in North America. We expect to deliver approximately $200 million of cost take out and introduce over 100 new products.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2025	2024	Better/(Worse) %	2025	2024	Better/(Worse) %
Net sales	$4,033	$3,993	1.0%	$11,426	$12,471	(8.4)%
Gross margin	594	643	(7.6)	1,811	1,910	(5.2)
Selling, general and administrative	405	395	(2.6)	1,209	1,266	4.5
Restructuring costs	6	8	29.5	17	81	78.9
Loss (gain) on sale and disposal of businesses	(30)	(32)	7.0	(30)	260	nm
Interest and sundry (income) expense	(5)	(6)	6.1	(41)	(27)	51.9
Interest expense	92	92	—	256	275	6.8
Income tax expense (benefit)	33	45	28.2	105	(85)	nm
Net earnings (loss) available to Whirlpool	$73	$109	(33.3)	$210	$69	204.3
Diluted net earnings (loss) available to Whirlpool per share (2)	$1.29	$2.00	(35.5)%	$3.74	$1.26	196.0%
(1) Not meaningful ("nm")
Consolidated net sales increased 1.0% for the three months ended September 30, 2025 compared to the same period in 2024. The increase was primarily driven by share gains in MDA North America and favorable product price/mix. The impact of foreign currency was not material during the period.
Consolidated net sales decreased 8.4% for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily driven by the deconsolidation of our European major domestic appliances business, which had approximately $800 million of sales for the nine months ended September 30, 2024 (representing 6.5% of total net sales for the period). Excluding the impact of foreign currency, net sales decreased 6.5% for the nine months ended September 30, 2025, compared to the same period in 2024.
The consolidated gross margin percentage for the three months ended September 30, 2025 was 14.7% compared to 16.1% in the same prior-year period. The decrease was primarily driven by increased tariff cost in the current period. The consolidated gross margin percentage for the nine months ended September 30, 2025 was 15.8% compared to 15.3% in the same prior-year period. The increase was primarily driven by cost take out and favorable product price/mix.
The following is a discussion of results for each of our operating segments, which consist of MDA North America; MDA Latin America; MDA Asia; and SDA Global. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.

MDA NORTH AMERICA
Net Sales
Net sales increased 2.8% for the three months ended September 30, 2025 and decreased 0.7% for the nine months ended September 30, 2025 compared to the same periods in 2024. The increase for the three months ended was primarily driven by favorable volume and favorable product price/mix. The decrease for the nine months ended was primarily driven by unfavorable volume partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales increased 2.9% for the three months ended September 30, 2025 and decreased 0.5% for the nine months ended September 30, 2025, compared to the same periods in 2024.

Cost of Products Sold
Cost of products sold for the three and nine months ended September 30, 2025 increased 5.4% and decreased 0.8% compared to the same periods in 2024. The increase for the three months ended was primarily driven by higher volume and increased tariff cost, partially offset by cost take out. The decrease for the nine months ended was primarily driven by cost take out and lower volume, partially offset by increased tariff cost.

EBIT
EBIT decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The decrease for the three and nine months ended was primarily due to increased tariff cost, partially offset by cost take out and favorable product price/mix. EBIT margin was 4.9% and 5.6% for the three and nine months ended September 30, 2025, compared to 7.3% and 6.4% for the same periods in 2024.

MDA LATIN AMERICA
Net Sales
Net sales decreased 5.2% and 9.0% for the three and nine months ended September 30, 2025, compared to the same periods in 2024. The decrease was primarily driven by lower volume. Unfavorable foreign currency also impacted the nine months ended September 30, 2025. Excluding the impact from foreign currency, net sales decreased 6.3% and 1.6% for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.

Cost of Products Sold
Cost of products sold for the three and nine months ended September 30, 2025 decreased 3.2% and 7.8% compared to the same periods in 2024. The decrease was primarily driven by lower volume and cost take out.
EBIT
EBIT decreased for the three and nine months ended months ended September 30, 2025 compared to the same periods in 2024. The decrease for the three and nine months ended was primarily driven by the challenging macro environment in Argentina and unfavorable product price/mix, partially offset by cost take out. In addition, the decrease for the nine months ended September 30, 2025 was driven by an indirect tax benefit in the same period in 2024. EBIT margin was 5.7% and 6.0% for the three and nine months ended September 30, 2025, compared to 6.9% and 6.8% for the same periods in 2024.

MDA ASIA
Net Sales
Net sales decreased 7.3% and 1.0% for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The decrease for the three and nine months ended September 30, 2025 was primarily driven by lower volume and unfavorable currency. Excluding the impact from foreign currency, net sales decreased 4.0% and increased 2.1% for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
Cost of Products Sold
Cost of products sold for the three and nine months ended September 30, 2025 decreased 8.7% and 3.1% compared to the same periods in 2024. The decrease for the three and nine months ended was primarily driven by cost take out and lower volume.
EBIT
EBIT decreased for the three months ended September 30, 2025 and increased for the nine months ended September 30, 2025 compared to the same periods in 2024. The decrease for the three months ended was primarily driven by lower volume, partially offset by cost take out. The increase for the nine months ended was primarily driven by cost take out. EBIT margin was 1.8% and 5.6% for the three and nine months ended September 30, 2025 compared to 2.9% and 4.6% for the same periods in 2024.

SDA GLOBAL
Net Sales
Net sales increased 10.5% and 8.9% for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The increase was primarily driven by favorable product price/mix. Excluding the impact from foreign currency, net sales increased 9.5% and 8.8% for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
Cost of Products Sold
Cost of products sold for the three and nine months ended September 30, 2025 increased 3.4% and 6.6% compared to the same periods in 2024. The increase was primarily driven by increased tariff cost.
EBIT
EBIT increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The increase was primarily driven by favorable product price/mix, partially offset by increased tariff cost. EBIT margin was 16.5% and 17.3% for the three and nine months ended September 30, 2025 compared to 14.2% and 15.4% for the same periods in 2024.

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
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2025	As a % of Net Sales	2024	As a % of Net Sales	2025	As a % of Net Sales	2024	As a % of Net Sales
MDA North America	$196	7.2%	$191	7.2%	$616	8.1%	$573	7.5%
MDA Latin America	70	8.8	76	8.9	206	8.8	229	8.9
MDA Asia	31	14.0	29	12.0	90	11.1	84	10.2
MDA Europe	—	—	—	nm	—	—	90	11.1
SDA Global	58	20.3	47	17.7	148	21.5	136	21.6
Corporate/other	50	—	52	—	148	—	154	—
Consolidated	$405	10.1%	$395	9.9%	$1,209	10.6%	$1,266	10.2%
Consolidated selling, general and administrative expenses increased for the three months ended September 30, 2025, compared to the same period in 2024 primarily due to increased marketing spend. Consolidated selling, general and administrative expenses decreased for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to the disposal of our European major domestic appliance business on April 1, 2024.
For additional information, see Notes 1 and 14 to the Consolidated Condensed Financial Statements.

Restructuring
We incurred restructuring charges of $6 million and $17 million for the three and nine months ended September 30, 2025 compared to $8 million and $81 million for the same periods in 2024. For additional information, see Note 11 to the Consolidated Condensed Financial Statements.
For the full year 2025, we expect to incur approximately $50 million of restructuring charges, inclusive of the restructuring charges recorded for the nine months ended September 30, 2025. We expect a significant portion of these actions to result in cash settlement.
(Gain) Loss on Sale and Disposal of Businesses
(Gain) loss on sale and disposal of businesses was $(30) million for the three and nine months ended September 30, 2025, compared to $(32) million and $260 million for the same periods of 2024, respectively. The amounts recorded in 2024 were primarily related to the divestiture of our European major domestic appliance business and were due to fair value fluctuations driven by seasonality of net working capital, and transaction costs. The amount recorded in the third quarter of 2025 is for a release of previously accrued tax related indemnity for the aforementioned European transaction.
For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Net interest and sundry (income) expense was $(5) million and $(41) million for the three and nine months ended September 30, 2025 compared to $(6) million and $(27) million in the same prior year periods.
For additional information, see Note 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense was $92 million and $256 million for the three and nine months ended September 30, 2025 compared to $92 million and $275 million in the same prior year periods.
Income Taxes
Income tax expense was $33 million and $105 million for the three and nine months ended September 30, 2025 compared to income tax expense (benefit) of $45 million and $(85) million in the same prior year periods. The tax benefits recognized in 2024 were related to the completion of legal entity restructuring projects in connection with the disposal of our European major appliance business, partially offset by associated valuation allowances. For more information, see Note 12 to the Consolidated Condensed Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have completed our assessment and recognized certain impacts in the period, the remaining impacts will be recognized in future quarters based on effective dates.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2024.
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag and InSinkErator trademarks continue to be at risk at September 30, 2025. None of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY
Background
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding innovation and growth through capital expenditures and research and development expenditures as well as opportunistic mergers and acquisitions; debt repayment; and providing returns to shareholders through dividends and share repurchases.
Whirlpool has historically been able to leverage its free cash flow generation to fund our operations, pay for any debt servicing costs and allocate capital for reinvestment in our business, funding share repurchases and dividend payments.
On February 20, 2024, Whirlpool’s wholly-owned subsidiary, Whirlpool Mauritius Limited, executed the sale of 30.4 million equity shares of Whirlpool India via an on-market trade. The transaction reduced Whirlpool’s ownership in Whirlpool India from 75% to 51%, and generated sales proceeds of approximately $462 million on settlement. The Company used transaction proceeds to reduce debt. We have announced our intent to reduce our ownership stake in Whirlpool India and continue to evaluate various transaction structures, including via market sale and negotiated transaction. In October 2025, we signed certain brand license, technology license, and transition services agreements with Whirlpool India. We expect to announce a share sale by the end of 2025, and we are targeting transaction completion by the first half of 2026. Transaction proceeds are expected to further reduce debt. Sale of Whirlpool India shares is subject to Company board approval, and we have not recorded any impact relating to this announcement as of September 30, 2025.
During the second quarter, our senior unsecured debt was downgraded to a non-investment grade rating from Moody’s Investors Service, Inc. (to Ba1, with negative outlook), S&P Global Ratings (to BB+, with stable outlook, since revised to negative), and Fitch Ratings, Inc. (to BB+, with negative outlook). As a result of these downgrades, our debt currently has a non-investment grade rating from these rating agencies, which has partially reduced access to and increased costs associated with accessing certain types of financing that are typically reserved for investment-grade companies (e.g. commercial paper). Please see Part II, Item 1A “Risk Factors” for a discussion of impacts related to potential further developments or downgrades to our credit ratings.
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, debt repayment, and returns to shareholders. As of September 30, 2025, we had $1.4 billion of debt maturing within the next twelve months (primarily composed of $1.1 billion of Amended Long-Term Facility debt and $300 million of maturing term loan debt), which we expect to pay through refinancing, free cash flow generation, cash on hand and potential transaction proceeds.
Cash and cash equivalents
The Company had cash and cash equivalents of approximately $934 million at September 30, 2025. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our primary intent is to reinvest these funds outside of the United States. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At September 30, 2025, we had cash or cash equivalents greater than 1% of our consolidated assets in Brazil (2.4%) and India (1.8%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Mexico, which represented 1.1%. We continue to monitor general financial instability and uncertainty globally.

Revolving credit facility and other committed credit facilities
At September 30, 2025, we had $1.1 billion outstanding under the Amended Long-Term Facility and $300 million outstanding under the Term Loan Agreement. In addition to the committed $3.5 billion Amended Long-Term Facility and the committed $1.5 billion Term Loan Agreement (of which $1.2 billion has been repaid as of September 30, 2025), we have committed credit facilities in Brazil and India. These Brazil and India committed credit facilities provide borrowings up to approximately $199 million at September 30, 2025
We were in compliance with our interest coverage ratio covenant under the Amended Long-Term Facility and Term Loan Agreement for all fiscal quarters through September 30, 2025. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Notes payable
As of September 30, 2025, we have $1.1 billion of notes payable outstanding. This includes the current portion of the outstanding amount under the Amended Long-Term Facility that is expected to be repaid in the next twelve months, and short-term borrowings payable to banks, which are generally used to fund working capital requirements. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material impacts from customer insolvencies during the three months ended September 30, 2025, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2025	2024
Cash provided by (used in):
Operating activities	$(669)	$(271)
Investing activities	(239)	(466)
Financing activities	503	222
Effect of exchange rate changes	64	(68)
Net change in cash and cash equivalents	$(341)	$(583)
Cash Flows from Operating Activities
Cash used in operating activities increased during the nine months ended September 30, 2025 compared to the same prior year period. The increase in cash used in operating activities was primarily driven by fluctuations in working capital.
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

Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2025 decreased compared to the same prior year period. In the prior year period, $245 million of cash was contributed as part of the European major domestic appliance transaction. For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2025 increased compared to the same period in 2024, primarily driven by the drawdown of a portion of our Amended Long-Term Facility in the current period. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Financing Arrangements
The Company had total committed credit facilities of approximately $4.0 billion at September 30, 2025. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. At September 30, 2025, we had $1.4 billion drawn on the committed facilities, which includes $1.1 billion outstanding under the Amended Long-Term Facility and $300 million outstanding under the Term Loan Agreement. We had no borrowings outstanding under the Amended Long-Term Facility, and $1.5 billion outstanding under the Term Loan Agreement at December 31, 2024, respectively.
For additional information about our financing arrangements, see Note 5 to the Consolidated Condensed Financial Statements.
Dividends
On both August 18, 2025 and October 20, 2025, our Board of Directors approved a quarterly dividend on our common stock of $0.90 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2025, we had approximately $433 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 5 and 6 to the Consolidated Condensed Financial Statements.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate our anticipated 2025 full-year GAAP tax of ~8.8%. We currently estimate earnings per diluted share for 2025 as follows:

2025
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2025	~$6.00
Including:
Restructuring expense	~1.00
Impact of M&A transactions(1)	—
Income tax impact	—

Industry Demand
MDA North America	(3)-0%
MDA Latin America	(5)-0%
MDA Asia	0-3%
SDA Global	(3)-0%

(1)Impact of M&A transactions includes ~$30 million in unique transaction costs related to portfolio transformation, fully offset by a $30 million reserve release related to an indemnity that is no longer considered probable.
For the full-year 2025, we expect to generate cash from operating activities of approximately $600 million and capital expenditures of approximately $400 million.
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
The recent imposition of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel, aluminum and copper products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and country-specific reciprocal tariffs, are creating significant uncertainty and potential risks for our business. These actions have increased the cost of certain raw materials and components, impacting our cost of products sold, and have led to "pre-loading" of finished product inventories by foreign competitors. Pre-loading by competitors can delay expected positive impacts of tariffs on appliances and impact competitors’ go-to-market actions. These actions have also created significant uncertainty and potential risks for our business.
During the second quarter, home appliance imports were added as derivative steel products under Section 232, effective June 23, 2025. This action, coupled with other tariff and trade policy actions taken by the U.S.

government, is expected to help close long-standing loopholes and help support a level playing field for domestic producers.
While we continue to actively explore and implement opportunities to mitigate certain increased costs, as further set forth in "Risk Factors," there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. The long-term effects of these tariffs and any future trade policy changes on the global economy and our industry remain uncertain and could have a material adverse effect on our financial statements in any particular reporting period.
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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
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
The U.S. government recently implemented significant trade policy and tariff actions, including but not limited to tariffs on imported steel, aluminum and copper products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and country-specific reciprocal tariffs. These actions have increased the cost of certain raw materials and components, have led to "pre-loading" of finished product inventories by foreign competitors in advance of tariff implementation, and created significant uncertainty and potential risks for our business. Pre-loading by competitors can delay expected positive impacts of tariffs on finished appliances and impact competitors’ go-to-market actions. Certain countries have announced retaliatory tariffs in response to such actions. We continue to take actions to mitigate the impact of tariffs and retaliatory tariffs on our business, including but not limited to component sourcing changes, supply chain modifications, product sourcing transitions, tariff refund claim monetization, addressing suspected tariff evasion by competitors, and executing broader cost-takeout goals. The U.S. government may in the future propose and implement additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations and, if initiated, retaliatory tariffs or other actions may be taken by certain governments. While the future financial impact of these actions and potential additional U.S. tariff actions and retaliatory actions by other countries remains unknown, the impacts could have a material adverse effect on our financial statements in any particular reporting period.
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
During the second quarter of 2025, Moody’s downgraded our senior unsecured debt rating to Ba1, with a negative outlook; S&P downgraded our unsecured debt rating to BB+, with a stable outlook. since revised to negative; and Fitch downgraded our unsecured debt rating to BB+, with a negative outlook. As a result of these downgrades, our debt currently carries a non-investment-grade rating from each of Moody’s, S&P, and Fitch, which has partially reduced access to and increased the costs associated with accessing certain types of financing typically reserved for investment-grade companies (e.g. commercial paper).

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
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the nine months ended September 30, 2025, we did not repurchase any shares under the program. At September 30, 2025, there were approximately $2.5 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2025:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2025 through July 31, 2025	—		—	$2,537
August 1, 2025 through August 31, 2025	—		—	2,537
September 1, 2025 through September 30, 2025	—		—	2,537
Total	—		—
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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial and Administrative Officer
Date:	October 28, 2025