Form 10-K
period 2025-12-31
WHIRLPOOL CORP /DE/
filed 2026-02-11
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-3932
WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		38-1490038
(State of Incorporation)		(I.R.S. Employer Identification No.)

2000 North M-63
Benton Harbor,	Michigan	49022-2692
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code (269) 923-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $1 per share	WHR	New York Stock Exchange	and	NYSE Texas

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was $5,409,388,540.

On February 6, 2026, the registrant had 56,518,699 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
Portions of the registrant's proxy statement for the 2026 annual meeting of stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2025 are incorporated by reference into Part III of this Annual Report on From 10-K.
Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2025

PART I

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this annual report, including those within the forward-looking perspective section within the Management's Discussion and Analysis section, do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "guarantee," "seek," "would," "committed," "undertake," "target," and the negative of these words and words and terms of similar substance. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown including those identified below under “Part I. Item 1A. Risk Factors,” and elsewhere herein. Unless otherwise indicated, the terms "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries.

ITEM 1.	BUSINESS

Our Company Improving life at home has been at the heart of our business for 114 years – it is why we exist and why we are passionate about what we do.
Whirlpool Corporation ("Whirlpool"), committed to being the best kitchen and laundry company, in constant pursuit of improving life at home, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in four countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, environmental sustainability, social responsibility and community involvement. Whirlpool had approximately $16 billion in annual net sales and 41,000 employees in 2025.
We conduct our business through three operating segments: Major Domestic Appliances (“MDA”) North America; MDA Latin America; and Small Domestic Appliances (“SDA”) Global. As of December 31, 2025, the operations previously reported within the MDA Asia segment are no longer reported as a segment as a result of the deconsolidation of Whirlpool India. Prior period segment information has been recast to retrospectively reflect this change. The MDA Europe segment, which is presented within our results through the first quarter of 2024, was deconsolidated as of April 1, 2024. For additional information, see Note 15 and Note 16 to the Consolidated Financial Statements.
As used herein, and except where the context otherwise requires, "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries.
Our Strategic Architecture
Our strategic architecture is the foundational component that drives our shareholder value creation strategy. Below were the key components of our strategic architecture for 2025.

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
In 2024, we completed a market transaction reducing our ownership in Whirlpool of India Ltd ("Whirlpool India") from 75% to 51%. In November 2025 we completed another market transaction to further reduce our ownership in Whirlpool India to approximately 40%. As a result of the transaction, the operations previously reported within MDA Asia segment are no longer reported as a segment. We are pleased with our retained position and will continue to evaluate all options to further reduce our debt throughout 2026 in line with our guidance and capital allocation priorities.
We are committed to being the best kitchen and laundry company. Our global footprint includes developed countries and emerging markets, including a leading position in many of the key countries in which we operate. In 2026 and beyond, we expect to continue to win in the Americas with our leading position in multiple countries and leading U.S. builder share.
Our Sustained Investment in Innovation
Whirlpool Corporation has been responsible for a number of first-to-market innovations. These include the first electric wringer washer in 1911, the first residential stand mixer in 1919, the first countertop microwave in 1967, the first energy and water efficient top-load washer in 1998 and the first top-load clothes washer with a removable agitator in 2021. In 2025, we transitioned more than 30% of North America’s product portfolio, demonstrating our commitment to innovation. These products include our refreshed Whirlpool top load laundry, the JennAir induction downdraft, and our new lineup of french door refrigerators across Whirlpool and KitchenAid. We also introduced the new KitchenAid suite, which offers a modern and advanced design that is unique in its personalization opportunities through interchangeable colors, handles, and knobs.

We are committed to continue innovating for a new generation of consumers. Our world-class innovation pipeline has driven consistent innovation, enabled by a passionate culture of employees focused on bringing new technologies to market.
Throughout the past year, we have remained committed to delivering connected appliances that seamlessly integrate into the evolving home of the consumer. Our focus has been on enhancing the consumer experience through key features such as our Temp Cook technology for precise cooking, easy-to-clean WipeClean coating for cooktops, automatic door open dry system for dishwashing, and continued development of voice control compatibility and WiFi connectivity that make life at home easier and better. Additionally, we have continued to provide over-the-air updates to help optimize performance and functionality for qualified connected appliances. These advancements, coupled with our highly-rated mobile app platform, demonstrate our dedication to providing consumers with a superior connected appliance experience.
Whirlpool manufactures and markets a full line of major home appliances and related products. Our principal products are laundry appliances, refrigerators and freezers, cooking appliances, and dishwashers. Additionally, the Company has a strong portfolio of small domestic appliances, including the KitchenAid stand mixer, and a strong line of commercial laundry appliances. We have successfully integrated the InSinkErator business into our MDA North America operations, expanding our portfolio of products to include food waste disposers and instant hot water dispensers for home and commercial use. InSinkErator product net sales are reported under the 'Other' product category which are aggregated under the 'Dishwashing and Other' category on the chart below. KitchenAid Small Domestic Appliance net sales are reported under the 'Cooking Appliances' product category.
The following chart provides the percentage of net sales for each of our product categories which accounted for 10% or more of our consolidated net sales over the last three years:

Best Brand Portfolio
We have the best brand portfolio in the industry, with multiple brands with more than $1 billion in revenue. The Company is driving purposeful innovation to meet the evolving needs of consumers through its iconic brand portfolio, demonstrating our commitment to being the best kitchen and laundry company, improving life at home for our consumers.
We aim to position our brands as essential to many consumer segments by meeting different consumers' wide-ranging needs and aspirations. Our sales are led by two global iconic brands: Whirlpool and KitchenAid. Whirlpool is a trusted partner for families worldwide, making it easier to provide the care and support loved ones need to thrive every day. From innovative laundry solutions to intuitive kitchen appliances, Whirlpool aims to ensure that care is simple, reliable, and always within reach. KitchenAid inspires a deeper connection to the culinary experience. With its seamless blend of innovation and design, KitchenAid products are designed for personalization and empowering the maker. Together, these brands deliver differentiated products that combine exceptional performance and desirable features while remaining accessible to consumers everywhere.
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

Strong Cost Position
We have a culture of cost optimization and productivity, which we call productivity for growth, and it includes continuous focus on cost efficiency. We have a history of delivering substantial gains through reduced complexity in all aspects of our business: research, design, reduced architectures, and reduced footprint. Our regional scale enables our local-for-local production model as we continue to focus on producing as efficiently as possible. We are well positioned for success in the new tariff environment, as approximately 80% of the major appliances we sell in the U.S. are produced in the U.S. and approximately 96% of the steel we use in the U.S. is domestically sourced.

As the macro environment continues to change, we believe our demonstrated ability to execute cost takeout allows us to effectively cope with macroeconomic challenges, and we see additional opportunities to further streamline our cost structure in the years ahead. Throughout 2025 we continued to manage our fixed cost base across manufacturing, logistics and selling, general and administrative expenses while at the same time continuing our portfolio transformation journey. We also continue our journey to reduce the complexity of our design and product platforms. We believe this initiative, among many others, will enable us to reduce parts complexity to increase procurement scale.

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
Capital Allocation Strategy
We take a balanced approach to capital allocation by focusing on the following key metrics:

In 2025, we continued our 70th year of quarterly dividends, with $300 million in dividends paid. Starting in the second half of 2025, we decreased the quarterly dividend from $1.75 to $0.90 per share. We continue to prioritize debt repayments, with approximately $320 million of debt repayment in 2025. We remain committed to funding innovation and growth and are confident in our ability to generate free cash flow to continue supporting our commitment to returning cash to shareholders.
Business Summary by Segment
As of December 31, 2025, the operations previously reported within the MDA Asia segment are no longer reported as a segment as a result of the deconsolidation of Whirlpool India. Prior period segment information has been recast to retrospectively reflect this change.
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

•We serve the countries of the United States, Canada, Mexico, Germany, Australia, and France, among others.

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
Raw Materials and Purchased Components
Our supplier performance is essential to our business. Some supply disruptions and unanticipated costs have been and may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. In the event of a disruption, we have been able and believe that we would be able to leverage our scale to qualify and use alternate materials, though sometimes at premium costs. Throughout 2023, 2024, and 2025 (excluding the effects of tariffs), supply chain constraints and inflation moderated, while geopolitical and macroeconomic factors remained volatile in certain countries.
In 2025, the trade policy and tariff actions by the U.S. government created significant uncertainty and potential risks for our business. These actions have increased the cost of certain raw materials and components, impacting our cost of products sold, and throughout 2025 led to “pre-loading” of finished product inventories by foreign competitors that delayed and may continue to delay expected positive impacts of tariffs on appliances and impact competitors’ go-to-market actions.
We have been able to and expect to continue to use our scale and dual sourcing strategies to optimize our supply chain, even with the U.S. government's tariff actions.
Working Capital
The Company maintains varying levels of working capital throughout the year to support business needs and customer requirements through various inventory management techniques, including demand forecasting and planning. The demand forecasting and planning includes planning for a variety of seasonal factors, including holiday-driven promotional periods. In each fiscal year, the Company's total revenue and operating margins are typically highest in the third and fourth quarter, and this pattern is more pronounced in our SDA Global operating segment. See the Financial Condition and Liquidity section of the “Management's Discussion and Analysis” section of this Annual Report on Form 10-K for additional information on our working capital requirements and processes.

Trademarks, Licenses and Patents
We consider the trademarks, copyrights, patents, and trade secrets we own, and the licenses we hold, in the aggregate, to be a valuable asset. Whirlpool is the owner of a number of trademarks in the United States and foreign countries. Whirlpool has a strong presence in North America with the Whirlpool, Maytag, JennAir, KitchenAid, InSinkErator, and Amana brands; in Latin America with the Consul, Brastemp, Whirlpool, KitchenAid and Acros brands; and in Asia with Whirlpool brand.
We receive royalties from licensing our trademarks to third parties who manufacture, sell and service certain products bearing the Whirlpool, Maytag, KitchenAid and Amana brand names. As part of the transaction with Arcelik involving the contribution of our European major domestic appliance business, we agreed to a multi-year licensing of the Whirlpool brand to Beko Europe for sales in Europe. We also have agreed to multi-year agreements related to licensing certain intellectual property to Whirlpool India and Whirlpool China. We continually apply for and obtain patents globally. The primary purpose in obtaining patents is to protect our designs, technologies, products and services.
Government Regulation and Protection of the Environment
We know that an environmentally sustainable Whirlpool is a more competitive Whirlpool — a company better positioned for long-term success. Our Corporate Responsibility strategy is an integral part of our long-term, globally-aligned strategic imperatives and operating priorities. It is deeply embedded in our vision, mission and values as an organization. We seek opportunities to broaden and deepen our corporate responsibility commitments and to continue making life at home, in our communities and in our operations better today and in the future.
We are committed to developing and producing high-performing appliances at affordable prices while reducing energy and water consumption and enhancing durability and recyclability. From the initial design phase to packaging and end of life, we leverage new technologies, materials and processes, embedding sustainability throughout as we work to minimize the environmental impact of our products while upholding our commitment to excellence in quality and performance.
In 2025, we had our new emission reduction targets validated by the Science-based Targets initiative (SBTi). We committed to a 65% reduction in emissions across our operations (Scope 1-Direct Emissions and 2-Indirect Emissions) and a 25% reduction in emissions linked to the use of our products (Scope 3 category 11) around the globe by 2030, compared to 2021 levels. We also had a new long-term target validated to reach net-zero emissions across the value chain by 2050 from a 2021 base year. This includes a 90% reduction in Scope 1 and 2 emissions and Scope 3 category 1 and category 11 emissions from a 2021 base year. These new goals build directly upon the Company's earlier science-based targets and overall emissions reductions across all scopes since 2005.
We expect to achieve our Scope 1 and 2 reduction targets by improvements in energy efficiency, electrification, generation and consumption of renewable energy, including installation of wind turbines, solar panels and investment in off-site renewables through virtual power purchase agreements. We plan to leverage carbon removal to offset emissions that cannot be avoided.
We comply with all laws and regulations regarding the protection of the environment, and in many cases where laws and regulations are less restrictive, we have established and are following our own standards, consistent with our commitment to environmental responsibility. These compliance requirements pair well with our commitment to corporate responsibility and we believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position during 2025 and is not expected to be material in 2026.

The entire major home appliance industry, including Whirlpool, must contend with the adoption of stricter government energy and environmental standards. These standards have been phased in over the past several years and include the general phase-out of certain chemicals used in refrigeration. These standards also include energy and related standards for selected major appliances, regulatory restrictions on the materials content specified for use in our products, right-to-repair regulations, and mandated recycling of our products and packaging materials at the end of their useful lives. Compliance with these various standards, as they become effective, will increase costs or require some product redesign. However, we believe, based on our understanding of the current state of proposed regulations, that we will be able to develop, manufacture, and market products that comply with these regulations.
Various municipal, state, and federal regulators have discussed, proposed, or enacted new regulations or bans on cooking appliances that utilize natural gas, which would impose transition costs and impact our product mix and product offerings, among other impacts. We also believe that transition to a lower-carbon economy presents opportunities for our business, given our broad-based product portfolio of resource-efficient appliances, including a full line of electric and induction-based appliances.
Our operations are also subject to numerous legal and regulatory requirements concerning data privacy, cybersecurity, employment conditions and worksite health and safety. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways that delay production or make production more costly. The costs to comply, or associated with any noncompliance, are, or can be, significant and vary from period to period.
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
Our Human Capital Strategy is built around three pillars:
Effective and Efficient Organization
Our employees are a critical driver of Whirlpool’s global business results. On December 31, 2025, Whirlpool employed approximately 41,000 employees across 27 countries, with 39% located within the United States. Outside of the United States, our largest employee populations were located within Brazil and Mexico.
Through our organizational effectiveness practices, we seek to ensure that our organizational design, processes and governance are fit for purpose. For example, we evaluated and increased the average span of control for our people leaders to be aligned with best practice, reduced complexity and increased the speed of decision-making. We also changed reporting lines and the way work is accomplished to enable more autonomy, speed, and agility within our business units. Lastly, we identified and have begun implementing technology enhancements and process improvements needed to enable our strategic imperatives and operational priorities.
In 2025, we further evolved our business services model, transitioning specific business processes to a third-party service provider. This allows us to optimize cross-functionally, leverage scale, and automate repeatable operational processes to capture efficiency gains and further enable speed and agility within our business units.
Best Talent and Leadership
We believe that our talent is a competitive advantage. We invest in attracting the best talent, developing employees’ skills and capabilities, and retaining top talent. We provide robust and challenging career opportunities for employees, as we strive to build a deep succession bench for our leadership roles. We provide all employees with access to learning opportunities to improve critical skills in order to develop the capabilities required to succeed now and into the future.
Development of leadership acumen within Whirlpool Corporation is critical in ensuring people leaders at all levels are capable and confident in their ability to bring out the best in our people. At Whirlpool, we believe in “Leaders Teaching Leaders'' where our senior leaders are expected to embrace their role in developing our next generation of leaders. As a result, our leadership development programs are internally designed and facilitated by Whirlpool leaders. The benefits of this strategy are multifold; our senior leaders learn and grow by teaching others, our next-level leaders learn from their role models’ personal experiences and in turn, our organization builds a leadership engine.
Winning Culture
We continually foster an owner's mindset. This means that we live our enduring values and Whirlpool Leadership Model behaviors through the lens of an owner of this Company.
We leverage a multi-faceted employee listening strategy to better understand our employees’ experience and needs, including regular employee engagement pulse surveys. In 2025, feedback from our employees indicates that their engagement remains strong, slightly increasing from 2024. This feedback was received from over 29,000 employees, which is approximately 70% of our employee population.
Our employees’ safety and well-being is of the utmost importance. Whirlpool has a proud history of providing our employees with comprehensive and competitive benefits packages and we continue to invest in our employees' health and well-being. Our global well-being strategy focuses on six main pathways: Be healthy; Be you; Be balanced; Be curious; Be prepared; and Be connected, to further empower and support our employees to “Be Well” in all aspects of their lives. We provide benefits, resources and tools, to support our employees with each of the pathways. We also provide a global Employee Assistance Program to support employees and their families with confidential counseling, coaching and referral services to address personal or work concerns that affect their well-being.
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
For additional information, please see Whirlpool Corporation’s website (www.whirlpoolcorp.com), and forthcoming 2026 Proxy Statement and 2025 Corporate Responsibility reports: Impact Report and Technical Report. The contents of our Corporate Responsibility Reports, Proxy Statement (except where noted herein), and the Company's website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Other Information
For information about the challenges and risks associated with our foreign operations, see "Risk Factors" under Item 1A.
Whirlpool is a major supplier of laundry, refrigeration, cooking and dishwasher home appliances to Lowe's, a North American retailer. Sales to Lowe's represented approximately 15%, 13%, and 13% of our consolidated net sales in 2025, 2024 and 2023, respectively. Lowe's represented approximately 44% and 38% of our consolidated accounts receivable as of December 31, 2025 and 2024, respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

Information About Our Executive Officers
The following table sets forth the names and ages of our executive officers on February 11, 2026, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Marc R. Bitzer	Chairman of the Board and Chief Executive Officer and President, Whirlpool Asia	2006	61
Roxanne Warner	Executive Vice President and Chief Financial Officer	2026	43
Juan Carlos Puente	Executive President, Whirlpool North America and Global Strategic Sourcing	2023	51
Ludovic Beaufils	Executive President, KitchenAid Small Appliances, Whirlpool Latin America, Global Information Technology, and Design	2024	53
Carey Martin	Executive Vice President and Chief Human Resources, Corporate Relations and Business Services Officer	2023	49
Kyle De Jong	Executive Vice President and Chief Legal Officer	2025	46
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2026 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal.
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
This report contains statements referring to Whirlpool that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "determine," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "may affect," “guarantee,” “seek,” "would," "committed," "undertake," "target," and the negative of these words and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or merger, or our businesses. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements.
We have listed below what we believe to be the most significant strategic, operational, financial, legal and compliance, and general risks relating to our business.
STRATEGIC RISKS
We face intense competition in the home appliance industry and failure to successfully compete could adversely affect our business and financial performance.
Each of our operating segments operates in a highly competitive business environment and faces intense competition from a significant number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as those set forth in the Business section of this Annual Report on Form 10-K, are large, well-established companies, ranking among the Global Fortune 500. We also face competition that may be able to quickly adapt to changing consumer preferences, particularly in the connected appliance and direct-to-consumer spaces, or may be able to adapt more quickly to changes brought about by supply chain constraints, inflationary pressures, currency fluctuations, trade laws and tariffs, geopolitical uncertainty, increased interest rates or other factors. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices, and which have and may in the future merge, consolidate, form alliances or further increase their relative purchasing scale. Competition in the global appliance industry is based on a number of factors including selling price, product features and design, consumer preference, performance, innovation, reputation, energy efficiency, service, quality, cost, distribution, and financial incentives, such as promotional funds, sales incentives, volume rebates and terms. Many of our competitors are increasingly expanding beyond their existing manufacturing footprints. Our competitors, especially global competitors with low-cost sources of supply, vertically integrated business models and/or highly protected home countries outside the United States (U.S.), have aggressively priced their products and/or introduced new products to increase market share and expand into new geographies. Many of our competitors have established and may expand their presence in the rapidly changing retail environment, including the continued shift of consumer purchasing practices towards e-commerce and other channels, and the increasing global prevalence of direct-to-consumer sales models. In addition, technological innovation is a significant competitive factor for our products, as consumers continually look for new product features that save time, effort, water and energy. We may further be exposed to competitive risks related to the adoption and application of new technologies by established participants or new entrants, and competitive risks from uncertainty driven by changes to trade laws, regulations and policies, including tariffs, sanctions, and import/export controls. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be adversely affected.
A loss of or substantial decline in volume of sales to any of our key trade customers, major buying groups, and/or builders could adversely affect our financial performance.
We sell to a sophisticated customer base of large trade customers, including large domestic and international trade customers, that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, allowing trade customers to change volume among suppliers like us. As the trade customers continue to become larger through merger, consolidation or organic growth, they have sought and may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. As has occurred in the past, if we are unable to meet their demand requirements, our volume growth and financial results could be adversely affected. We also continue to pursue direct-to-consumer sales globally, which may impact our relationships with existing trade customers. The loss or substantial decline in volume of sales to our key trade customers, major buying groups, builders, or any other trade customers to which we sell a significant amount of products, has adversely affected and in the future could adversely affect our financial performance. Additionally, the loss of share with these trade customers, or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our financial statements.
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
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including an ever-increasing reliance on social media and online dissemination of advertising campaigns. Inaccurate or negative posts, comments or reviews have been and may continue to be made about us or our products on social media and other websites that can spread rapidly through such forums, which could seriously damage our reputation and brand image. Implementation of generative, agentic and other forms of artificial intelligence (“AI”) into our business and products poses risks, such as the misuse of such AI by personnel or vendors, or unintended consequences of such AI, that have and could result in reputational harm. If we do not protect, maintain, extend and expand our brand image, then our financial statements could be materially and adversely affected.
An inability to effectively execute and manage our business objectives, strategic portfolio transformation and transition to an outsourced third-party business unit services model could adversely affect our financial performance.
The highly competitive nature of our industry requires that we effectively execute and manage our business objectives, including key strategic priorities and initiatives. In 2022, we announced a strategic portfolio transformation initiative with a goal of focusing our portfolio on higher-growth, higher-margin businesses. Since that time, we have divested our operations in Russia and the Middle East and North Africa (MENA), contributed our Europe major appliance business to a newly formed entity with Arcelik (“Beko Europe”), acquired InSinkErator, and reduced our equity stake in Whirlpool India to less than a majority. We also undertook a reorganization of our salaried workforce focused on efficiency and empowering our business units.
The successful implementation of the initiative has and may in the future present challenges and we may not be able to fully realize all of the anticipated benefits from the initiative. Events and circumstances, such as financial or strategic difficulties, organizational and people transitions, delays and unexpected costs may occur that could result in the Company not realizing all of the anticipated benefits or the Company not realizing such benefits on our expected timetable. If we are unable to fully realize the anticipated benefits from our portfolio transformation, including increased profitability driven by higher-growth, higher-margin businesses, our ability to fund other initiatives may be adversely affected. The failure to successfully implement this or our other important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
In 2024, as part of our organizational model, we introduced Accelerator Centers of Excellence, a more refined Strategic Center and Business Unit Services. During 2025, we further evolved our business services model, transitioning certain functional processes to a third-party provider. The reliance on external providers may increase the risk of service disruptions, data breaches, or non-compliance with regulatory requirements. Standardized processes may lead to a lack of flexibility, making it harder to respond to specific business unit needs. Additionally, inconsistent oversight of third-party operations could compromise the accuracy and integrity of financial reporting, while diminished internal control over key functions could result in errors, fraud, or regulatory penalties.

An inability to understand consumers’ preferences and to timely identify, develop, manufacture, market, and sell products that meet customer demand could adversely affect our business.
Our success is dependent on anticipating and appropriately reacting to changes in consumer preferences, including the shifting of consumer purchasing practices towards e-commerce, direct-to-consumer and other channels, and on successful new product development, including in the eco-efficiency space, the connected appliance space and the digital space, and process development and product relaunches in response to such changes. In addition, the adoption of AI technologies may bring challenges in terms of disruption to both our business model and our existing technology and products. We may further be exposed to competitive risks related to the adoption and application of new technologies by established participants or new entrants, and others. The speed of technological development may prove disruptive if we are unable to maintain the pace of innovation. To compete effectively we must also be responsive to technological change, potential regulatory developments, and public scrutiny. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key product categories and geographic regions and upon our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing environments.
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
We have applied for intellectual property protection in the U.S. and other key jurisdictions with respect to certain innovations and new products, design patents, product features, and processes. We cannot be assured that the U.S. Patent and Trademark Office or any similar authority in other jurisdictions will approve any of our patent applications. Our intellectual property has been subject to infringement by certain parties in the past and we may experience such infringement in the future. We have also sought and are seeking to enforce our intellectual property rights through litigation against parties that we believe are infringing on certain of our patents and trademarks, and we may be unsuccessful in such litigation or, if successful, the outcome of such litigation may be inadequate to redress the infringement at issue. Additionally, the patents we own could be challenged or invalidated, others could design around our patents or the patents may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, the laws of certain foreign countries in which we do business do not recognize intellectual property rights or protect them to the same extent as U.S. law. These factors could weaken our competitive advantage with respect to our products, services, and brands in foreign jurisdictions, which could adversely affect our financial performance. Moreover, while we do not believe that any of our products infringe on enforceable intellectual property rights of third parties, others have in the past and may in the future assert intellectual property rights that cover some of our technology, brands, products, or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly license agreements or modify our products or services. We also may be subject to significant damages, injunctions against the development and sale of certain products or services, or limited in the use of our brands. In addition, advances in and growing adoption of AI technology may exacerbate intellectual property risks, including the risk that existing intellectual property laws and rights may not provide adequate protection given advances in AI technology. AI may also increase the risk of inadvertent disclosure of Whirlpool's trade secrets and other confidential information as well as the risk that Whirlpool inadvertently infringes upon others' intellectual property rights.
OPERATIONAL RISKS
We face risks associated with our divestitures, acquisitions, other investments and joint ventures.
From time to time, we make strategic divestitures, acquisitions, investments and participate in joint ventures. For example, in 2022, we divested our operations in Russia and acquired our InSinkErator business from Emerson Electric Co. In April 2024, we closed the sale of our MENA major domestic appliance business and also contributed our European major domestic appliance business to Beko Europe, while retaining a 25% interest in Beko Europe. In 2025 we completed a share sale to lower our equity stake in Whirlpool India below a majority of Whirlpool India’s outstanding shares. These transactions, and other transactions that we have entered into or which we may enter into in the future, involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We have encountered and may encounter difficulties in integrating acquisitions with our operations, separating divested businesses from our operations, undertaking post-acquisition restructuring activities, applying our internal control processes to these acquisitions, managing strategic investments, and in overseeing the operations, systems, and controls of acquired companies. We have also experienced and may in the future experience entity governance and management difficulties where we hold only a minority, as is the case with Whirlpool India, Beko Europe and Whirlpool China, or simple majority equity ownership position. Integrating acquisitions and carving out divestitures is often costly, may be dilutive to earnings and may require significant attention from management. There might also be differing or inadequate cybersecurity and data protection controls, which could impact our exposure to data security incidents and potentially increase anticipated costs or time to integrate the business, as well as inadequate protection and/or unauthorized usage of our intellectual property. We also have and may in the future enter into agreements with certain affiliated entities where we do not hold a majority interest, which may introduce antitrust, product liability, intellectual property, and sourcing risk, among others. In addition, our ability to apply our internal controls and compliance policies to our minority interest investments is limited and can expose us to additional financial and reputational risks. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction.
While our evaluation of any potential transaction includes business, legal, regulatory and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews have not always or consistently identified and may not always or consistently in the future identify all of the issues necessary to accurately estimate and address the cost, time and potential loss contingencies of a particular transaction, including potential exposure to regulatory actions and other potential compliance-related liabilities resulting from an acquisition target's previous activities, costs associated with any quality issues with an acquisition target's legacy products or difficulties and costs associated with obtaining necessary regulatory approvals. In addition, certain liabilities have in the past and may be in the future retained by Whirlpool when closing a facility, divesting an entity or selling physical assets, and certain of these retained liabilities have been material in the past and may be in the future. For example, we agreed to retain certain liabilities relating to legacy EMEA legal matters (see Note 7) in connection with the European contribution transaction which closed in April 2024. In addition, changes to the U.S. and foreign regulatory approval process and requirements in connection with an acquisition have caused and may cause approvals to take longer than anticipated to obtain, not be forthcoming or contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of the transaction to us and could impede the execution of our business strategy.

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
Our operations and those of our suppliers are subject to disruption for a variety of unexpected reasons, including, but not limited to, sudden changes in business conditions, plant shutdowns or slowdowns, transportation delays due to port delays or any disruption on the supply chain, work stoppages, epidemics and pandemics, labor shortages, labor relations, global geopolitical instability, foreign conflict or country invasion, price inflation, governmental regulatory and enforcement actions, including with respect to trade and tariffs, intellectual property claims against suppliers, disputes with suppliers, distributors or transportation providers, financial issues such as supplier bankruptcy, information technology failures, hazards such as fire, earthquakes, flooding, or other natural disasters, including due to climate change, and increased homeland security requirements in the U.S. and other countries. For example, we have in the past and may in the future be significantly impacted by supply chain issues, due to factors largely beyond our control, including a global shortage of certain components, such as select semiconductors, a strain on raw materials and input cost inflation. These issues have delayed and could in the future delay importation and increase the cost of products and/or components or require us to locate alternative providers to avoid disruption to customers. These alternatives have not always been and in the future may not be available on short notice and have in the past and in the future could result in higher transit costs and stock availability, which could have an adverse impact on our business and financial statements. We also have in the past and may in the future experience significant quality issues with certain materials or components sourced from one or more suppliers, and we may be unable to fully recover from the supplier for such defects. Such quality issues could have a significant adverse impact on our financial statements. Additionally, we are subject to our suppliers’ capabilities to accurately forecast and manage their production and supply chains and consistently supply us with parts and raw materials, which can impact our operations given the combination of potential issues including sourcing thousands of parts globally from numerous suppliers in multiple countries.
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
Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water scarcity may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant supply chain disruption for the reasons stated above or otherwise could have a material adverse impact on our financial statements.

Risks associated with our international operations may decrease our revenues and increase our costs.
For the year ended December 31, 2025, sales outside the North America region represented a significant amount of our net sales. We expect that international sales will continue to account for a significant percentage of our net sales. Accordingly, we have faced and continue to face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:
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
•Changes in diplomatic and trade relationships, including sanctions, export controls, and related regulations resulting from the current political situation in countries in which we do business, and potential changes to the United States-Mexico-Canada Agreement (USMCA) and other trade agreements;
•Inflation and/or deflation, and changes in interest rates;
•Changes in foreign country regulatory requirements, including data privacy laws;
•Various import/export restrictions and disruptions and the availability of required import/export licenses;
•Imposition of tariffs and other trade barriers, as further set forth above;
•Managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery, anti-corruption regulations, and anti-money laundering regulations, such as the U.S. Foreign Corrupt Practices Act (FCPA), U.K. Bribery Act, and antitrust and fair competition laws;
•Significant limitations in our ability to apply our internal controls over financial reporting to our minority interest investments;
•Labor disputes, labor shortages and work stoppages at our operations and suppliers;
•Government price controls;
•Trade customer insolvency and the inability to collect accounts receivable;
•Limitations on the repatriation or movement of earnings and cash; and
•Various U.S. and non-U.S. laws and regulations specific to and/or focused on requirements to prohibit the use of forced labor and child labor within our supply chain, as well as compliance with various applicable human rights laws and regulations.

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
Terrorist attacks, cyber events, armed conflicts (including the war in Ukraine discussed elsewhere in Risk Factors and other global conflicts), bank failures, civil unrest, espionage, natural disasters, governmental actions, epidemics and pandemics have and could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Many of such events have impacted and could directly impact our physical facilities or those of our suppliers or customers, and could materially and adversely impact our business.
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
Our information systems, or those of our third-party service providers, have been in the past and could be in the future impacted by malicious activity of threat actors intent on extracting or corrupting information or disrupting business processes, or by unintentional data-compromising activities by our employees or service providers. The use of AI technologies could lead to the unauthorized disclosure of sensitive, proprietary, or confidential information, inadvertent infringement of intellectual property owned by third parties, and could lead to new potential cyberattack methods for third parties.

Unauthorized access has in the past and could in the future disrupt our business, result in the loss of assets, expose the company to potential litigation and/or regulatory liability, and adversely affect our reputation. Cyber attacks are becoming more sophisticated and include ransomware attacks, attempts to gain unauthorized access to data, social engineering and other security breaches that have in the past and could in the future lead to disruptions in availability of critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Our growth in the areas of direct-to-consumer sales and connected appliances (the "Internet of Things"); increasingly advanced data processing capabilities, accompanied by increasing handling of consumer information; and evolving AI technologies, has increased these risks. These events have in the past and could in the future impact our customers, consumers, employees, third parties and reputation and have in the past and could in the future lead to financial losses from remediation actions, loss of business or potential litigation or regulatory liability or an increase in expenses. While we have not yet experienced any material impacts from a cyber attack, any one or more future cyber attacks could have a material adverse effect on our financial statements. Further, market dynamics are increasingly driving heightened cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to address these increased risks and to comply with such demands.
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
We regularly engage in investigations of potential quality and safety issues as part of our ongoing effort to deliver quality products to our customers. We are currently investigating certain potential quality and safety issues globally, and as appropriate, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. The actual costs incurred as a result of any such issues could have a material adverse effect on our financial statements, and to the extent that one or more suppliers are responsible for such issues, we may be unable to fully recover such amounts from the supplier.
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
As of December 31, 2025, we had approximately 41,000 employees globally. We are subject to separate collective bargaining agreements with certain labor unions, as well as various other commitments regarding our workforce. We periodically negotiate with certain unions representing our employees and may be subject to work stoppages or may be unable to renew collective bargaining agreements on the same or similar terms, or at all. If we become subject to additional collective bargaining relationships in the future, it could adversely affect our labor costs, how we operate our business, and our operational results. In addition, our global restructuring activities have in the past and may in the future be received negatively by governments and unions and attract negative media attention, which may delay the implementation of such plans. A deterioration in labor relations may have a material adverse effect on our financial statements.
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
We face impairment risk related to our assets. We have a substantial amount of goodwill and indefinite-lived intangible assets, primarily trademarks, on our balance sheet. We test the goodwill and intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, earnings before interest and taxes (EBIT) margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, royalty rates, benefits associated with a taxable transaction and synergies available to market participants. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue for our trademarks, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable. In 2025, we recorded a $106 million impairment for the JennAir trade name, and in 2024, we recorded a $381 million impairment for the Maytag trade name. In addition, our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. We also write down product and component inventories that have become obsolete or do not meet anticipated demand or net realizable value. No assurance can be given that, given the unpredictable pace of product obsolescence and business conditions with trade customers and in general, we will not incur additional inventory related charges. We may in the future be required to record an asset impairment charge that, if incurred, could have a material adverse effect on our financial statements.
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

As of December 31, 2025, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $0.2 billion, including $0.1 billion of which was attributable to pension plans and $0.1 billion of which was attributable to postretirement health care benefits. Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions, including discount rates, expected long-term rate of return on plan assets, life expectancies and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, health care cost trend rates and regulatory changes, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.
Our credit ratings were downgraded below investment grade in 2025 and our access to certain types of financing and borrowing costs have been and may continue to be negatively impacted.
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
During the second quarter of 2025, Moody’s downgraded our senior unsecured debt rating to Ba1, with a negative outlook; in February 2026, Moody's downgraded our senior unsecured debt to Ba2 with a negative outlook. In 2025, S&P downgraded our unsecured debt rating to BB+, with a stable outlook, since revised to BB, with a negative outlook. In 2025, Fitch downgraded our unsecured debt rating to BB+, with a negative outlook. As a result of these downgrades, our debt currently carries a non-investment-grade rating from each of Moody’s, S&P, and Fitch, which has partially reduced access to and increased the costs associated with accessing certain types of financing typically reserved for investment-grade companies (e.g., commercial paper).
Our credit ratings are subject to periodic review by Moody’s, S&P, and Fitch, and may be subject to rating and periodic review by additional independent credit rating agencies in the future. Further developments or downgrades to our credit ratings, including any announcement that our ratings are under further review for an additional downgrade by any of the major credit rating agencies, could result in additional increased borrowing costs, and could adversely affect our liquidity, competitive position and access to the capital markets, which could have an adverse effect on our cash flow, results of operations and financial condition. In addition, further increased borrowing costs and/or reduced EBITDA performance could result in non-compliance with the interest coverage ratio in our credit facility, which could further restrict our access to capital and increase costs associated with our financing activities.
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
The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the U. S., as well as to foreign laws and regulations administered by government entities and agencies in countries in which we operate. Compliance with these regulations may require us to, among other things, change our manufacturing processes or product offerings, or undertake other costly activities. In addition, we operate in an environment in which there are different and potentially conflicting data privacy and data protection laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions. For example, the European Union’s General Data Protection Regulation, the California Consumer Privacy Act and the Brazilian General Data Protection Law, and various other privacy and data protection laws that have been passed or are pending in other states and countries collectively impose or will impose new regulatory data privacy and protection standards with which we must comply. These expanding privacy and data protection laws may affect our collection, processing, and cross-border transfer of consumer information and other personal data, such as in connection with our growth in the areas of direct-to-consumer sales, Internet of Things, and the digital space. Some of the laws allow for significant fines, reaching several percentage points of global corporate revenues or more. In addition, the regulatory landscape surrounding AI is rapidly evolving. Our usage of AI and the usage of AI by our vendors could be subjected to evolving legal requirements, compliance issues, and enhanced regulatory scrutiny. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and may impact our results or increase our costs or liabilities. Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of production for failing to comply, or being alleged as failing to comply, with various laws and regulations, including environmental regulations.
Additionally, as a global company headquartered in the U.S., we are exposed to the impact of U.S. and global tax changes, especially those that affect our effective corporate income tax rate and various non-income taxes that impact our business operations, such as the recently enacted One Big Beautiful Bill Act. It is possible that the U.S. or another jurisdiction could enact tax legislation in the future that could have a material impact on our tax rate, our operations or both. For additional information about our consolidated tax provision, see Note 14 to the Consolidated Financial Statements.

Changes in foreign trade policies and other factors beyond our control may adversely impact our business and financial performance.
The current domestic and international political environment, including changes in administrations, government shutdowns, and changes to trade laws, regulations and policies, including tariffs, sanctions, and export controls, has resulted in uncertainty surrounding the future state of the global economy. Many of our most significant competitors are foreign companies with varying global production footprints, and in an escalating global trade conflict, tariffs, sanctions or other trade policy actions by various governments could be favorable to our competitors.
The U.S. government continues to implement and adjust significant trade policy and tariff actions, including but not limited to tariffs on imported steel, aluminum, and copper products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and country-specific reciprocal tariffs. These actions have increased the cost of certain raw materials and components, led to "pre-loading" of finished product inventories by foreign competitors in advance of tariff implementation, and created significant uncertainty and potential risks for our business. Pre-loading by competitors can delay expected positive impacts of tariffs on finished appliances and impact competitors’ go-to-market actions. Certain countries have announced or may announce retaliatory tariffs in response to U.S. trade policy actions. We continue to take actions to mitigate the impact of tariffs and retaliatory tariffs on our business, including but not limited to component sourcing changes, supply chain modifications, product sourcing transitions, tariff refund claim monetization, addressing suspected tariff evasion by competitors, and executing broader cost-takeout goals. The U.S. government may increase enforcement activity around tariffs and customs compliance, including evolving guidance, increased audits and more aggressive investigations, which could impact our mitigation strategies and lead to increased costs and legal risks. The U.S. government may also propose and implement additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations. While the future financial impact of these actions and potential additional U.S. tariff actions and retaliatory actions by other countries remains unknown, the impacts could have a material adverse effect on our financial statements in any particular reporting period.
The impact of climate change and climate or other environmental-related regulation may adversely impact our business.
The effects of climate change, such as extreme weather conditions, create operational and financial risks to our business and may exacerbate risks discussed elsewhere in Risk Factors, which could have an adverse effect on our business. Moreover, increasing public awareness and concern about climate events may lead to additional municipal, state, federal, and foreign rules and regulations, including regulations on appliances that utilize natural gas. Currently, there continues to be a lack of consistent climate change legislation and standards, which creates economic and regulatory uncertainty. The entire major home appliance industry, including Whirlpool Corporation, must contend with the adoption of stricter government energy and related standards for selected major appliances. Violations of applicable environmental, health and safety laws are subject to civil, and in some cases, criminal sanctions. Compliance with these various standards is expected to increase costs or require some product redesign.
We have set various sustainability goals, including emission reduction targets with the Science Based Targets initiative (SBTi) . These targets could prove more costly or difficult to achieve than we expect, and we may be unable to achieve them at all. Failure to achieve our sustainability goals could result in negative publicity and adversely affect our reputation. Additionally, different stakeholder groups have divergent views on sustainability and ESG matters, which increases the risk that our sustainability measures will be perceived negatively by at least some stakeholders. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation and adversely affect our business.

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
Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may adversely affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect our ability to capitalize on opportunities in a market recovery. In addition, our operations are subject to general credit, liquidity, foreign exchange, market and interest rate risks. Our ability to access liquidity or borrow to invest in our businesses, fund strategic acquisitions and refinance maturing debt obligations depends in part on access to the capital markets. In 2025, each of the three credit rating agencies downgraded our senior unsecured debt to non-investment grade, which has and may in the future, along with any potential interest rate increases, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely affect our financial condition and results of operations. If inflation increases costs beyond our ability to control, we may not be able to adjust prices or use our portfolio strategy to sufficiently offset the effect without negatively impacting consumer demand or our gross margin.
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
Information Security Risk Management and Strategy
Our Board is responsible for monitoring the Company’s key risks and overseeing the risk management structure and programs implemented by management. At meetings throughout the year, the Board receives updates from business unit and functional leaders regarding significant risks and challenges within their areas of responsibility and associated mitigation plans and strategies. The Chief Financial Officer is responsible for the Company’s enterprise risk management (ERM) system, which helps to effectively manage enterprise risks. Our ERM processes systematically identify, assess, mitigate and monitor enterprise risks, whether strategic, financial, non-financial, operational, compliance or reporting.
As part of our risk management processes, we perform risk assessments in which we map and prioritize information security risks identified through the processes described above, including risks associated with our use of third-party service providers, based on probability, immediacy and potential magnitude. Our centralized third-party security risk management program is established to proactively assess and mitigate cybersecurity risks across our vendor and supplier ecosystem. This comprehensive governance framework mandates formal procurement due-diligence for all new vendors and requires periodic security reassessment for existing vendors. We utilize a standardized decision framework and a structured security questionnaire, administered through an enterprise risk management platform, to evaluate vendor controls. This disciplined approach supports consistent oversight, risk-based decision-making and the protection of the Company's sensitive information assets. These assessments inform our risk mitigation strategies, which are reviewed regularly with the Board and management, and we view information security risks as one of the key risk categories we face. For example, our information technology and infrastructure has experienced and may in the future be vulnerable to cyberattacks (including ransomware attacks) or security incidents, and third parties have in the past and may in the future be able to access proprietary business information, Personally Identifiable Information (PII), or Payment Card (PCI) data that we collect, store and process. For more information regarding the information security-related risks we face, see the information in “Part I, Item 1A: Risk Factors” under the caption “We have been and may be subject to information technology system failures, cloud failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our operations, financial condition and operating results”.
Our risk mitigation process assesses, prioritizes, and monitors information security risks and vulnerabilities and focuses on embedment of risk mitigation efforts across our business. Among other things, our internal experts regularly conduct audits and tests of our information systems and our cybersecurity program, which is in line with the NIST Cybersecurity Framework, is periodically assisted by established, independent third party consultants, who provide assistance through tabletop and other preparedness exercises. We also review information security threat information published by government entities and other organizations in which we participate and actively engage with suppliers, industry associations, key thought leaders and law enforcement communities as part of our continuous efforts to evaluate and enhance the effectiveness of our cybersecurity program. In 2022, we launched and required all salaried employees to complete a mandatory Global Cybersecurity and Privacy training, covering information security, end-user security policies, breach response, remote working, phishing and email security and digital threats. The training content is reassessed and refreshed each year to reflect evolving risks. Additionally, we maintain regular cyber awareness on our Company portal and conduct ongoing simulated phishing exercises. We use the findings from these and other processes to improve our information security practices, procedures and technologies. In 2023, we implemented additional management governance through the creation of a Cybersecurity, Privacy and AI Steering Committee, which meets periodically to review information security risks and drive the appropriate management and mitigation of vulnerabilities. In addition, we maintain insurance to protect against potential losses arising from an information security incident.

While we have not yet experienced any material impacts from a cyber attack, any one or more future cyber attacks could materially adversely impact the Company, including a loss of trust among our customers and consumers, departures of key employees, general diminishment of our global reputation and financial losses from remediation actions, loss of business or potential litigation or regulatory liability. The use of AI technologies could lead to the unauthorized disclosure of sensitive, proprietary, or confidential information, inadvertent infringement of intellectual property owned by third parties, and could lead to new potential cyberattack methods for third parties. Further, evolving market dynamics are increasingly driving heightened cybersecurity protections and mandating cybersecurity standards for our products, and we may incur additional costs to address these increased risks and to comply with such demands.
As part of our overall risk mitigation strategy, we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks; however, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches, cyberattacks and other related breaches. We periodically review our cybersecurity insurance program.
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
Information Security Governance and Oversight
Our risk management process and information security risk mitigation framework enables our Board and management to establish a mutual understanding of the effectiveness of our information security risk management practices and capabilities, including the division of responsibilities for reviewing our information security risk exposure and risk tolerance, tracking emerging information risks and facilitating proper escalation of certain key risks for periodic review by the Board and its committees.
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
Our CISO, who manages our cybersecurity program, reports to our CIO regularly on how certain information security risks are being managed and progress towards agreed mitigation goals, as well as any potential material risks from cybersecurity threats. The CIO and CISO discuss these matters with our Audit Committee who reports to the Board on the substance of its reviews and discussions. In addition to these discussions, each year our CIO and CISO present to our Board on cybersecurity related trends and program updates. Our CIO and CISO are also responsible for prioritizing risk mitigation activities and developing a culture of risk-aware practices with strong support from management. Our CISO has approximately 20 years of experience in cybersecurity operations and holds CISSP and CISM certifications. Our CIO has over 20 years experience in cybersecurity roles and holds CISSP, CISM, CGEIT, CDSPSE and PMP certifications.
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
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2025, our principal manufacturing operations were carried on at 20 locations in four countries worldwide. We occupied a total of approximately 46 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 34 million square feet of such space was occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool's products.
The Company's principal manufacturing locations by segment were as follows:

Segment	MDA North America	MDA Latin America	SDA Global	Other
Manufacturing Locations	10	8	1	1

ITEM 3.	LEGAL PROCEEDINGS
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
Whirlpool's common stock is listed on the New York Stock Exchange and the NYSE Texas under the ticker symbol WHR. As of February 6, 2026, the number of holders of record of Whirlpool common stock was approximately 6,741.
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the twelve months ended December 31, 2025, we did not repurchase any shares under the program. At December 31, 2025, there were approximately $2.5 billion in remaining funds authorized under these programs.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended December 31, 2025:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2025 through October 31, 2025	—	$—	—	$2,537
November 1, 2025 through November 30, 2025	—	—	—	2,537
December 1, 2025 through December 31, 2025	—	—	—	2,537
Total	—		—

ITEM 6.	[RESERVED]
None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Whirlpool's full-year net sales declined by approximately 7%, due to the deconsolidation of the European major domestic appliance business, which occurred on April 1, 2024.
Earnings available to Whirlpool was $318 million (net earnings margin of 2.2%), or $5.66 per share, compared to net earnings (loss) available to Whirlpool of $(323) million (net earnings (loss) margin of (1.9)%), or $(5.87) per share in the same prior-year period, primarily due to non-cash charges related to the European transaction and Maytag trade name impairment in the prior period.
Net earnings margins benefited from strong cost take out actions of approximately $200 million, including product and supply chain cost efficiencies and the gain related to the ownership stake reduction in Whirlpool India, partially offset by the incremental cost of tariffs, JennAir trade name impairment, currency, and continued marketing and technology investments.
Cash provided by operating activities were $470 million, compared to $835 million in 2024, primarily driven by lower earnings and higher working capital requirement to support product transitions. Capital expenditures were $389 million in 2025 and $451 million in 2024.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - In Millions (except per share data)	2025	Better/(Worse) %	2024	Better/(Worse) %	2023
Net sales	$15,524	(6.5)%	$16,607	(14.6)%	$19,455
Gross margin	2,386	(7.6)	2,581	(18.6)	3,170
Selling, general and administrative	1,633	3.0	1,684	15.5	1,993
Restructuring costs	63	20.5	79	nm	16
Impairment of goodwill and other intangibles	106	nm	381	nm	—
(Gain) loss on sale and disposal of businesses	(280)	nm	264	nm	106
Interest and sundry (income) expense	(20)	(25.9)	(27)	nm	71
Interest expense	341	4.7	358	(2.0)	351
Income tax expense	142	nm	10	87.0	77
Net earnings (loss) available to Whirlpool	318	nm	(323)	nm	481
Diluted net earnings available to Whirlpool per share	$5.66	nm	$(5.87)	nm	$8.72
nm: not meaningful
Consolidated net sales for 2025 decreased by 6.5% compared to 2024, primarily driven by the deconsolidation of our European major domestic appliance business, which occurred on April 1, 2024. Excluding the impact of foreign currency, net sales for 2025 decreased 5.4% compared to 2024. Consolidated net sales for 2024 decreased 14.6% compared to 2023, primarily driven by the deconsolidation of our European major domestic appliance business. Excluding the impact of foreign currency, net sales for 2024 decreased 13.7% compared to 2023.
The chart below summarizes the balance of net sales by operating segment for 2025, 2024 and 2023, respectively.
(1)Other includes the previously reported MDA Asia segment that was deconsolidated as of December 31, 2025
The consolidated gross margin percentage for 2025 slightly decreased to 15.4% compared to 15.5% in 2024, primarily driven by the higher cost of tariffs, partially offset by the favorable impact of product and supply chain cost efficiencies. The consolidated gross margin percentage for 2024 decreased to 15.5% compared to 16.3% in 2023, primarily driven by unfavorable product/price mix, partially offset by decreased material costs and increased volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Results of Operating Segments
In 2023, our operating segments were based on geographical region and were defined as North America, EMEA, Latin America and Asia. These regions also represented our reportable segments. Beginning January 1, 2024, we began conducting our business through five operating segments, which consisted of Major Domestic Appliances (“MDA”) North America; MDA Europe (deconsolidated as of April 1, 2024), MDA Latin America; MDA Asia; and Small Domestic Appliances (“SDA”) Global.
As of December 31, 2025, the operations previously reported within the MDA Asia segment are no longer reported as a segment as a result of the deconsolidation of Whirlpool India. The chief operating decision maker (CODM), who is the Company's Chairman and Chief Executive Officer, evaluates operational performance based on each segment's earnings (loss) before interest and taxes (EBIT). We define EBIT as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance. Cost of products sold is the significant expense regularly reviewed by the CODM. It consists of variable costs associated with products sold, including but not limited to raw materials, direct labor, and variable freight and warehousing. Other segment expenses/ (income) primarily include selling, general and administrative items. See Note 15 to the Consolidated Financial Statements for additional information.
The following is a discussion of results for each of our operating segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
MDA NORTH AMERICA

Net Sales Summary
Net sales for 2025 decreased 0.8% compared to 2024 primarily driven by lower volume and the unfavorable impact of product price/mix in Canada. Excluding the impact of foreign currency, net sales decreased 0.6% in 2025. Net sales for 2024 decreased 4.9% compared to 2023 primarily driven by the unfavorable impact of product price/mix.
Cost of Products Sold
Cost of products sold for 2025 increased 0.4% compared to 2024 primarily driven by the unfavorable impact of tariff cost, partially offset by cost take out. Cost of products sold for 2024 decreased 1.6% compared to 2023 primarily driven by lower volumes and cost productivity.
EBIT Summary
EBIT margin for 2025 was 4.9% compared to 6.5% for 2024. EBIT margin decreased primarily due to the unfavorable impact of tariff cost, partially offset by favorable cost take out. EBIT margin for 2024 was 6.5% compared to 9.4% for 2023. EBIT margin decreased primarily due to the unfavorable impact of product price/mix, partially offset by favorable cost productivity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
MDA LATIN AMERICA

Net Sales Summary
Net sales for 2025 decreased 6.5% compared to 2024 primarily driven by lower volume and the unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales decreased 2.4% in 2025. Net sales for 2024 increased 4.3% compared to 2023 primarily driven by increased volume, partially offset by the unfavorable impact of foreign currency.
Cost of Products Sold
Cost of products sold for 2025 decreased 5.2% compared to 2024 primarily driven by lower volume and favorable impact of cost productivity. Cost of products sold for 2024 increased 4.0% compared to 2023 primarily driven by increased volume, partially offset by the favorable impact of cost productivity.
EBIT Summary
EBIT margin for 2025 was 6.2% compared to 7.0% for 2024. EBIT margin decreased primarily due to lower volume and the unfavorable impact of foreign currency, partially offset by the favorable impact of cost productivity. EBIT margin for 2024 was 7.0% compared to 5.6% for 2023. EBIT margin increased primarily due to increased volume and the favorable impact of cost productivity partially offset by the unfavorable impact of product price/mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
SDA Global
Net Sales Summary
Net sales for 2025 increased 9.4% compared to 2024 primarily due to the favorable impact of product price/mix. Excluding the impact of foreign currency, net sales increased 8.5% in 2025. Net sales for 2024 increased 4.4% compared to 2023 primarily due to increased volume, partially offset by the unfavorable impact of product price/mix.
Cost of Products Sold
Cost of products sold for 2025 increased 6.3% compared to 2024 primarily driven by the unfavorable impact of tariffs. Cost of products sold for 2024 increased 3.0% compared to 2023 primarily driven by increased volume, partially offset by cost productivity.
EBIT Summary
EBIT margin for 2025 was 16.0% compared to 14.3% for 2024. EBIT margin increased primarily due to favorable price/mix, partially offset by the unfavorable impact of tariffs and increased marketing spend. EBIT margin for 2024 was 14.3% compared to 14.3% for 2023. Increased volume was fully offset by the unfavorable impact of product price/mix and increased marketing spend.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
MDA EUROPE

Net Sales, Cost of Products Sold, and EBIT
MDA Europe consisted of our European major domestic appliance business which was contributed to Beko Europe and deconsolidated as of April 1, 2024. Therefore, the Company had no net sales, Cost of Products Sold, or EBIT for MDA Europe during 2025. For additional information on the financial performance of MDA Europe for the three months ended March 31, 2024, see our Form 10-Q for the quarter then ended.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales:

	December 31,
Millions of dollars	2025	As a % of Net Sales	2024	As a % of Net Sales	2023	As a % of Net Sales
Consolidated	$1,633	10.5%	$1,684	10.1%	$1,993	10.2%
Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2025 increased compared to 2024. This increase was primarily driven by lower consolidated net sales following the disposal of our European major domestic appliance business, which exceeded the corresponding reduction in SG&A expenses. Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2024 decreased compared to 2023. The decrease was primarily due to the disposal of our European major domestic appliance business on April 1, 2024.
Restructuring
We incurred restructuring charges of $63 million, $79 million and $16 million for the years ended December 31, 2025, 2024 and 2023, respectively.
For additional information, see Note 13 to the Consolidated Financial Statements.
Impairment of Goodwill and Other Intangibles
As a result of our 2025 annual impairment assessment, we recorded an impairment charge of $106 million related to the JennAir trademark in the fourth quarter of 2025. The results of the 2025 quantitative assessment determined that the carrying value of our JennAir trademark exceeded its fair value by $106 million. The brand has been unfavorably impacted by the downturn in discretionary demand in the ultra-premium segment.
As a result of our 2024 annual impairment assessment, we recorded an impairment charge of $381 million related to the Maytag trademark in the fourth quarter of 2024. The results of the 2024 quantitative assessment determined that the carrying value of our Maytag trademark exceeded its fair value by $381 million. The brand has been unfavorably impacted as Whirlpool has since refocused its brand strategy to the laundry category.
See Note 5 and Note 10 to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of this Management's Discussion and Analysis for additional information.
(Gain) Loss on Sale and Disposal of Businesses
(Gain) loss on sale and disposal of businesses was $(280) million for the twelve months ended December 31, 2025, compared to $264 million and $106 million for the same periods in 2024 and 2023, respectively.
During the fourth quarter of 2025, we recorded a gain of $251 million related to the sale of an 11% ownership interest in Whirlpool India. During the third quarter of 2025, we recorded a gain of $30 million for a release of previously accrued tax related indemnity related to the divestiture of our European major domestic appliance business.
We recorded a loss of $298 million and $106 million related to the divestiture of our European major domestic appliance business for the twelve months ended December 31, 2024 and December 31, 2023, respectively. These losses were primarily due to fair value fluctuations driven by seasonality of net working capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
We recorded a gain of $34 million during the third quarter of 2024 related to the sale of the our Brastemp-branded water filtration subscription business related to our portfolio transformation.
See Note 16 to the Consolidated Financial Statements for additional information.
Interest and Sundry (Income) Expense
Interest and sundry (income) expenses were $(20) million, $(27) million and $71 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Net interest and sundry (income) expense was flat in 2025 compared to 2024.
Net interest and sundry (income) expense decreased $98 million in 2024 compared to 2023, primarily due to reserves for legacy EMEA legal matters recorded in 2023.
Interest Expense
Interest expense was $341 million, $358 million and $351 million for the years ended December 31, 2025, 2024 and 2023, respectively. Interest expense was flat in 2025 compared to 2024. Interest expense was flat in 2024 compared to 2023.
For additional information, see Note 6 to the Consolidated Financial Statements.
Income Taxes
Income tax expense was $142 million, $10 million and $77 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in tax expense in 2025 compared to 2024 is the result of higher earnings in 2025 and an increase in valuation allowances that resulted from business disposal and restructuring transactions in 2025. These negative impacts were partially offset by tax benefits that were the result of continued legal entity simplification and the release of unrecognized tax benefits related to audit settlements in 2025.
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
See Note 14 to the Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
FORWARD-LOOKING PERSPECTIVE
Based on internal projections for the industry and broader economy, we currently estimate earnings per diluted share and industry demand for 2026 to be within the following ranges:

2026
Current Outlook
Estimated earnings per diluted share, for the year ending December 31	~$6.25

Industry demand
MDA North America	~Flat
MDA Latin America	0-3%
SDA Global	~Flat
For the full-year 2026, we have incorporated our latest expectations of the following key trends in our guidance: continued subdued discretionary demand alongside strong replacement demand, and margin expansion from previously announced promotional pricing actions, recent and new product launches, as well as strong net cost takeout actions expected to deliver over $150 million of benefit. Our anticipated tax rate is approximately 25%. Additionally, we expect to generate cash from operating activities of approximately $850 million, including restructuring cash outlays of approximately $50 million, and expect capital expenditures of approximately $400 million.
FINANCIAL CONDITION AND LIQUIDITY
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding innovation and growth through capital and research and development expenditures; debt repayment; returns to shareholders through dividends and/or share repurchases; and opportunistic mergers and acquisitions.
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
Our short term potential uses of liquidity include funding our ongoing capital and research and development spending, debt repayment, and returns to shareholders. We have $586 million of debt maturing in the next twelve months, which we expect to repay through a combination of refinancing, potential asset sale proceeds, cash flow generation and cash on hand. Furthermore, in 2026 we expect to incur capital expenditures of approximately $400 million.
On February 20, 2024, Whirlpool's wholly-owned subsidiary, Whirlpool Mauritius Limited ("Seller"), executed the sale of 30.4 million equity shares of Whirlpool India via a market transaction. The transaction reduced Whirlpool's ownership in Whirlpool India from 75% to 51%, and generated sales proceeds of approximately $462 million on settlement. In October 2025, we signed certain brand license, technology license, and transition services agreements with Whirlpool India. On November 27, 2025, the Seller executed the sale of 14.3 million equity shares of Whirlpool India via a market transaction. The transaction reduced Seller's ownership of Whirlpool India from 51% to approximately 40%, and generated gross sales proceeds of approximately $166 million on settlement, which occurred on November 28, 2025. We are pleased with our retained position and will continue to evaluate all options to further reduce our debt throughout 2026 in line with our guidance and capital allocation priorities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
The Company had cash and cash equivalents of approximately $669 million at December 31, 2025, of which 96% was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. If these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At December 31, 2025, we had cash or cash equivalents greater than 1% of our consolidated assets in Brazil, which represented 3.0%. In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Mexico, which represented 1.3%. We continue to monitor general financial instability and uncertainty globally.
Notes payable primarily consists of short-term borrowings payable to banks, which are generally used to fund working capital requirements. At December 31, 2025, we had $351 million of notes payable outstanding. See Note 6 to the Consolidated Financial Statements for additional information.
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
Sources and Uses of Cash
We met our cash needs during 2025 through cash flows from operations, cash and cash equivalents, and financing arrangements. Our cash and cash equivalents and at December 31, 2025 decreased $606 million compared to the same period in 2024.
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented. Significant drivers of changes in our cash and cash equivalents balance during 2025 are discussed below:
Cash Flow Summary

Millions of dollars	2025	2024	2023
Cash provided by (used in):
Operating activities	$470	$835	$915
Investing activities	(504)	(602)	(553)
Financing activities	(621)	(476)	(792)
Effect of exchange rate changes	49	(149)	45
Less: change in cash classified as held for sale	—	—	(3)
Net increase in cash, cash equivalents and restricted cash	$(606)	$(391)	$(388)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Cash Flows from Operating Activities
Cash provided by operating activities in 2025 decreased compared to 2024. The decrease was primarily driven by lower cash earnings and higher working capital requirements to support product transitions.
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
Cash Flows from Investing Activities
Cash used in investing activities in 2025 decreased compared to 2024. The decrease was primarily driven by increased proceeds year-over-year from the sale of Whirlpool India and lower capital expenditures, partially offset by the cash held by divested businesses.
The increase in cash used in investing activities during 2024 was primarily driven by the contribution of $245 million of cash and cash equivalents held in MDA Europe, offset by lower capital expenditures.
Cash Flows from Financing Activities
Cash used in financing activities increased during 2025 compared to 2024. The increase was primarily driven by the sale of 24% interest in Whirlpool India in 2024, generating proceeds of $462 million that was used for debt repayment. Cash used in financing activities decreased during 2024 compared to 2023. The decrease was primarily driven by the same sale of 24% interest in Whirlpool India in 2024.
Dividends paid in financing activities were $300 million, $384 million, and $384 million during 2025, 2024 and 2023, respectively.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.7 billion and $5.2 billion at December 31, 2025 and 2024, respectively. The facilities are geographically diverse and reflect the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had $250 million (representing amounts on the Amended Long-Term Facility) and $1.5 billion (representing amounts outstanding on the term loan facility) drawn on the committed credit facilities at December 31, 2025 and December 31, 2024, respectively.
See Note 6 to the Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Other material obligations include off-balance sheet arrangements arising in the normal course of business. They primarily consist of agreements we enter into with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At December 31, 2025 and 2024, we had approximately $444 million and $329 million outstanding under these agreements, respectively.
Additionally, we have material contractual obligations. They primarily consist of long-term debt obligations, operating lease obligations, purchase obligations, taxes, United States and foreign pension plans and other postretirement benefits. See Notes 1, 3, 6-9 and 14 to the Consolidated Financial Statements for additional information.
Dividends
On October 20, 2025, our Board of Directors approved a quarterly dividend on our common stock of $0.90 per share.
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
Pension and Other Postretirement Benefits
Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee's expected period of employment. The determination of our obligation and expense for these costs requires the use of certain assumptions. Those key assumptions include the discount rate, expected long-term rate of return on plan assets, life expectancy, and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock market performance, and medical cost inflation. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and accrued liability in such future periods. While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and related future expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Our pension and other postretirement benefit obligations at December 31, 2025 and preliminary retirement benefit costs for 2026 were prepared using the assumptions that were determined as of December 31, 2025. The following table summarizes the sensitivity of our December 31, 2025 retirement obligations and 2026 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2026 Expense	PBO/APBO(1) for 2025
United States Pension Plans
Discount rate	+/-50bps	0/0	(67)/72
Expected long-term rate of return on plan assets	+/-50bps	(9)/9	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	0/0	(3)/4
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
At December 31, 2025 and 2024, we had total deferred tax assets of $1.9 billion and $2.0 billion, respectively, net of valuation allowances of $1.0 billion and $885 million, respectively. The Company has established tax planning strategies and transfer pricing policies to provide sufficient future taxable income to realize these deferred tax assets. Our income tax expense has fluctuated considerably over the last five years. The tax expense has been influenced primarily by foreign tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors, including business profitability, tax planning strategies, and enacted tax laws.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
We have various tax filings with applicable jurisdictions to defend our positions with regards to the timing and amount of deductions and credits as well as the allocation of income across various jurisdictions. We regularly inventory, evaluate and measure all uncertain tax positions taken or expected to be taken to ensure the timely recording of liabilities for tax positions that may not be sustained or may only be partially sustained upon examination by the relevant taxing authorities. We believe that our estimates and judgments with respect to uncertain tax positions are reasonable and accurate at the time they are developed. However, actual results may differ due to unforeseen future events and circumstances. If one or more of the applicable taxing authorities were to successfully challenge our right to realize some or all of the tax benefits we have recorded, it could have a material adverse effect on our financial statements.
In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and could result in outcomes that are unfavorable to the Company. For additional information about income taxes, see Note 1, Note 7 and Note 14 to the Consolidated Financial Statements.
Warranty Obligations
The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and represents our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. For the year ended December 31, 2025 and 2024, warranty expense as a percentage of consolidated net sales approximated 2.1% and 2.4%, respectively. For additional information about warranty obligations, see Note 7 to the Consolidated Financial Statements.
Goodwill and Indefinite-Lived Intangibles
Certain business acquisitions have resulted in the recording of goodwill and trademark assets which are not amortized. At December 31, 2025 and 2024, we had goodwill of approximately $3.1 billion and $3.3 billion, respectively. We have trademark assets with a carrying value of approximately $2.3 billion and $2.4 billion at December 31, 2025 and 2024, respectively.
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
In 2025 and 2024, we evaluated goodwill using a quantitative assessment and determined there was no impairment.
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
JennAir trademark
The results of the 2025 quantitative assessment determined that the carrying value of our JennAir trademark exceeded its fair value by $106 million. Accordingly, an impairment charge of $106 million was recorded during the fourth quarter of 2025. The trademark remains at risk for future impairment at December 31, 2025.
InSinkErator trademark
Our InSinkErator trademark is at risk at December 31, 2025. The InSinkErator business was acquired in the fourth quarter of 2022 and is included in our MDA North America operating segment. The fair value of the InSinkErator trademark exceeded its carrying value of $1.3 billion by approximately 2%.
Maytag trademark
Our Maytag trademark is at risk at December 31, 2025. The fair value of the Maytag trademark exceeded its carrying value of $640 million by approximately 20%.
The following table provides key assumptions used in our indefinite-lived intangibles impairment assessment, along with sensitivity analysis showing the effect of a change in certain key assumptions, assuming all other assumptions remain constant.

	Key Assumptions		Excess/ (Deficit) of Fair Value to Carrying Value
Asset	Discount Rate	Royalty Rate	Decrease of 10% in Forecasted Revenues	Decrease of 0.5% in Royalty Rate	Increase of 0.5% in Discount Rate
Maytag	11.5%	4.0%	48	31	84
InSinkErator	8.0%	12.0%	(112)	(35)	(104)
JennAir	10.5%	6.0%	(19)	(16)	(12)
Other indefinite-lived intangible assets
The fair values of all other trademarks exceed their carrying values by a sufficient amount and are not deemed at risk. There were no other impairments of indefinite-lived intangible assets in 2024 or 2023.
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
The recent imposition of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel, aluminum and copper products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and country-specific reciprocal tariffs, are creating significant uncertainty and potential risks for our business. These actions have increased the cost of certain raw materials and components, impacting our cost of products sold, and have led to "pre-loading" of finished product inventories by foreign competitors. Pre-loading by competitors can delay expected positive impacts of tariffs on appliances and impact competitors' go-to-market actions. These actions have also created significant uncertainty and potential risks for our business.
During the second quarter, home appliance imports were added as derivative steel products under Section 232, effective June 23, 2025. This action, coupled with other tariff and trade policy actions taken by the U.S. government, is expected to help close long-standing loopholes and help support a level playing field for domestic producers.
While we continue to actively explore and implement opportunities to mitigate certain increased costs, as further set forth in "Risk Factors," there can be no guarantee that we will be able to fully offset the impact of these tariffs. The U.S. government may increase enforcement activity around tariffs and customs compliance, including evolving guidance, increased audits and more aggressive investigations, which could impact our mitigation strategies and lead to increased costs and legal risks. The imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. The long-term effects of these tariffs and any future trade policy changes on the global economy and our industry remain uncertain and could have a material adverse effect on our financial statements in any particular reporting period.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this annual report, including those within the forward-looking perspective section within this Management's Discussion and Analysis section, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "guarantee," "seek," "target," "would," "committed," "undertake," and the negative of these words and words and terms of similar substance. In addition, any statements that refer to strategic or transactional objectives, including M&A and divestitures; India transaction expectations; operational planning or implementation, including technology and workforce management; financial projections or goals, including capital allocation and tax impacts; external or macroeconomic risks, such as supply chain volatility and geopolitical conditions; legal, regulatory or sustainability matters; or other characterizations of future events or circumstances, are forward-looking statements. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
Whirlpool disclaims any obligation to update these statements. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers and builders; (3) Whirlpool's ability to maintain its reputation and brand image; (4) Whirlpool's ability to achieve its business objectives and successfully manage its strategic portfolio transformation and outsourced business unit service model; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past transactions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) risks related to Whirlpool's international operations; (10) Whirlpool's ability to respond to unanticipated social, political and/or economic events, including epidemics/pandemics; (11) information technology system and cloud failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (12) product liability and product recall costs; (13) Whirlpool's ability to attract, develop and retain executives and other qualified employees; (14) the impact of labor relations; (15) fluctuations in the cost of key materials (including steel, resins, and base metals) and components and the ability of Whirlpool to offset cost increases; (16) Whirlpool's ability to manage foreign currency fluctuations; (17) impacts from goodwill, intangible asset and/or inventory impairment charges; (18) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (19) impacts from credit rating agency downgrades; (20) litigation, tax, and legal compliance risk and costs; (21) the effects and costs of governmental investigations or related actions by third parties; (22) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, taxes and AI; (23) the impacts of changes in foreign trade policies, including tariffs; (24) Whirlpool's ability to respond to the impact of climate change and climate change or other environmental regulation; and (25) the uncertain global economy and changes in economic conditions. In addition, factors that could cause actual results to differ materially from our India transaction expectations include, among other things, failure or delays in launching any transaction based on market conditions or other factors, failure or delays in share settlement and closing, transaction proceeds being lower than expected, alternative uses for proceeds received,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
brand license valuation expectations not being met, and strategic, economic or industry expectations for India not being realized.
Additional information concerning these and other factors can be found in "Risk Factors" in Part I, Item 1A of this report.
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
We use foreign currency forward contracts, currency options, currency swaps and cross-currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. At December 31, 2025 and 2024, our most significant currency exposures are in Canada, Brazil, and Europe. We may also use forward or option contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. These foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2025, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $157 million or loss of approximately $169 million, respectively. Consistent with the use of these contracts to mitigate the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into interest rate swap and cross-currency swap agreements to manage our exposure to interest rate risk from long-term debt issuances or cross-currency debt. At December 31, 2025, a 100 basis point increase or decrease in interest rates would have resulted in an incremental unrealized gain of approximately $4 million or unrealized loss of approximately $4 million, respectively, related to these contracts.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. At December 31, 2025, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain of approximately $26 million or loss of approximately $26 million, respectively, related to these contracts.
There is no material change to market risk exposure other than foreign exchange, which is attributable to a change in the size of the derivative portfolio year over year. For additional information, see Note 9 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	123

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Year Ended December 31,
(Millions of dollars, except per share data)

	2025	2024	2023
Net sales	$15,524	$16,607	$19,455
Expenses
Cost of products sold	13,138	14,026	16,285
Gross margin	2,386	2,581	3,170
Selling, general and administrative	1,633	1,684	1,993
Intangible amortization	26	31	40
Restructuring costs	63	79	16
Impairment of goodwill and other intangibles	106	381	—
Loss (gain) on sale and disposal of businesses	(280)	264	106
Operating profit	838	143	1,015
Other (income) expense
Interest and sundry (income) expense	(20)	(27)	71
Interest expense	341	358	351
Earnings (loss) before income taxes	516	(188)	593
Income tax expense (benefit)	142	10	77
Equity method investment income (loss), net of tax	(34)	(107)	(28)
Net earnings (loss)	341	(305)	488
Less: Net earnings (loss) available to noncontrolling interests	23	18	7
Net earnings (loss) available to Whirlpool	$318	$(323)	$481
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$5.68	$(5.87)	$8.76
Diluted net earnings (loss) available to Whirlpool	$5.66	$(5.87)	$8.72
Weighted-average shares outstanding (in millions)
Basic	56.0	55.1	55.0
Diluted	56.2	55.1	55.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31,
(Millions of dollars)

	2025	2024	2023
Net earnings (loss)	$341	$(305)	$488

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(288)	(29)	22
Derivative instruments:
Net (loss) gain arising during period	(117)	133	(100)
Less: reclassification adjustment for gain (loss) included in net earnings (loss)	(46)	52	(36)
Derivative instruments, net	(71)	81	(64)
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	—	—	(1)
Net gain (loss) arising during period	48	(9)	(99)
Less: amortization of prior service credit (cost) and actuarial (loss)	(31)	(39)	(1)
Defined benefit pension and postretirement plans, net	79	30	(99)
Other comprehensive income (loss), before tax	(280)	82	(141)
Income tax benefit (expense) related to items of other comprehensive income (loss)	11	(45)	53
Other comprehensive income (loss), net of tax	$(268)	$37	$(88)

Comprehensive income (loss)	$73	$(268)	$400
Less: comprehensive income (loss), available to noncontrolling interests	23	17	7
Comprehensive income (loss) available to Whirlpool	$50	$(285)	$393
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars)

	2025	2024
Assets
Current assets
Cash and cash equivalents	$669	$1,275
Accounts receivable, net of allowance of $56 and $46, respectively	1,276	1,317
Inventories	2,307	2,035
Prepaid and other current assets	654	612
Assets held for sale	17	—
Total current assets	4,924	5,239
Property, net of accumulated depreciation of $5,547 and $5,414, respectively	2,194	2,275
Right of use assets	796	841
Goodwill	3,103	3,322
Investment in affiliated companies	827	279
Other intangibles, net of accumulated amortization of $464 and $447, respectively	2,563	2,717
Deferred income taxes	1,327	1,433
Other noncurrent assets	266	195
Total assets	$16,001	$16,301
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,704	$3,530
Accrued expenses	448	455
Accrued advertising and promotions	755	682
Employee compensation	208	228
Notes payable	351	18
Current maturities of long-term debt	586	1,850
Other current liabilities	460	560
Total current liabilities	6,513	7,323
Noncurrent liabilities
Long-term debt	5,583	4,758
Pension benefits	64	122
Postretirement benefits	92	96
Lease liabilities	669	711
Other noncurrent liabilities	365	358
Total noncurrent liabilities	6,773	6,045
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 65 million and 65 million shares issued, respectively, and 56 million and 55 million shares outstanding, respectively	65	64
Additional paid-in capital	3,485	3,462
Retained earnings	1,330	1,311
Accumulated other comprehensive loss	(1,624)	(1,545)
Treasury stock, 9 million and 9 million shares, respectively	(530)	(609)
Total Whirlpool stockholders' equity	2,726	2,683
Noncontrolling interests	(11)	250
Total stockholders' equity	2,715	2,933
Total liabilities and stockholders' equity	$16,001	$16,301
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2025	2024	2023
Operating activities
Net earnings (loss)	$341	$(305)	$488
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	338	333	361
Impairment of goodwill, other intangibles and other assets	143	381	—
Loss (gain) on sale and disposal of businesses	(280)	264	106
Equity method investment (income) loss, net of tax	34	107	28
Share based compensation and other	137	91	34
Changes in assets and liabilities:
Accounts receivable	40	(14)	159
Inventories	(372)	172	(123)
Accounts payable	174	125	1
Accrued advertising and promotions	90	63	(37)
Accrued expenses and current liabilities	39	7	122
Taxes deferred and payable, net	(67)	(183)	(97)
Accrued pension and postretirement benefits	21	(24)	(59)
Employee compensation	(25)	6	69
Other	(142)	(188)	(137)
Cash provided by (used in) operating activities	470	835	915
Investing activities
Capital expenditures	(389)	(451)	(549)
Proceeds from sale of assets and businesses	198	95	10
Distributions from equity method investment	13	—	—
Acquisition of businesses, net of cash acquired	—	—	(14)
Cash held by divested businesses	(327)	(245)	—
Other	—	(1)	—
Cash provided by (used in) investing activities	(504)	(602)	(553)
Financing activities
Net proceeds from borrowings of long-term debt	1,200	300	304
Net repayments of long-term debt	(1,850)	(801)	(750)
Net proceeds (repayments) from short-term borrowings	340	11	34
Dividends paid	(300)	(384)	(384)
Repurchase of common stock	—	(50)	—
Equity transactions of noncontrolling interest	—	462	—
Common stock issued	—	—	4
Other	(10)	(14)	—
Cash provided by (used in) financing activities	(621)	(476)	(792)
Effect of exchange rate changes on cash and cash equivalents	49	(149)	45
Less: change in cash classified as held for sale	—	—	(3)
Increase (decrease) in cash and cash equivalents	(606)	(391)	(388)
Cash and cash equivalents at beginning of year	1,275	1,667	1,958
Cash and cash equivalents at end of period	$669	$1,275	$1,570
Supplemental disclosure of cash flow information
Cash paid for interest	$350	$352	$370
Cash paid for income taxes	$136	$181	$175
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid-In-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2022	$2,506	$8,261	$(2,090)	$(3,949)	$114	$170
Comprehensive income
Net earnings (loss)	488	481	—	—	—	7
Other comprehensive income (loss)	(88)	—	(88)	—	—	—
Comprehensive income	400	481	(88)	—	—	7
Stock issued (repurchased)	17	—	—	17	—	—
Dividends declared	(386)	(384)	—	—	—	(2)
Balances, December 31, 2023	2,537	8,358	(2,178)	(3,932)	114	175
Comprehensive income
Net earnings (loss)	(305)	(323)	—	—	—	18
Other comprehensive income (loss)	37	—	38	—	—	(1)
Comprehensive income	(268)	(323)	38	—	—	17
Stock issued (repurchased)	30	—	—	30	—	—
Sale of minority interest in subsidiary	462	—	18	370	—	74
Purchase of interest in subsidiary	(19)	—	—	(5)	—	(14)
Treasury stock retirement	—	(6,340)	—	6,390	(50)	—
Dividends declared	(386)	(384)	—	—	—	(2)
Divestitures	577	—	577	—	—	—
Balances, December 31, 2024	2,933	1,311	(1,545)	2,853	64	250
Comprehensive income
Net earnings	341	318	—	—	—	23
Other comprehensive income (loss)	(268)	—	(268)	—	—	—
Comprehensive income	73	318	(268)	—	—	23
Stock issued (repurchased)	103	—	—	102	1	—
Dividends declared	(306)	(300)	—	—	—	(6)
Divestitures(1)	(89)	—	189	—	—	(278)
Balances, December 31, 2025	$2,715	$1,330	$(1,624)	$2,955	$65	$(11)
(1) These amounts relate to the deconsolidation of Whirlpool India. For additional information, see Note 16.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)    SIGNIFICANT ACCOUNTING POLICIES
General Information
Whirlpool Corporation, a Delaware corporation, manufactures products in four countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, JennAir, and InSinkErator. We conduct our business through three operating segments, which we define based on product category and geography. Whirlpool Corporation's operating and reportable segments consist of Major Domestic Appliances (“MDA”) North America; MDA Latin America; and Small Domestic Appliances (“SDA”) Global. As of December 31, 2025, the operations previously reported within the MDA Asia segment are no longer reported as a segment as a result of the deconsolidation of Whirlpool India. Prior period segment information has been recast to retrospectively reflect this change. The MDA Europe segment was deconsolidated as of April 1, 2024 upon the completion of the contribution agreement transaction with Arcelik. For additional information, see Note 16 to the Consolidated Financial Statements.
Change in Presentation
In 2024, the Company changed its rounding presentation. Certain columns and rows within the consolidated financial statements and tables presented may not add due to rounding and percentages have been calculated from the underlying whole-dollar amounts. This change is not material and does not impact the comparability of our consolidated financial statements.
Principles of Consolidation
The Consolidated Financial Statements are prepared in conformity with U.S. GAAP, and include all majority-owned subsidiaries. All material intercompany transactions have been eliminated upon consolidation. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less, unless that company is deemed to be a variable interest entity ("VIE") of which we are the primary beneficiary. VIEs are consolidated when the company is the primary beneficiary of these entities and has the ability to directly impact the activities of these entities. Our primary business purpose and involvement with VIEs is for product development and distribution.
Risks and Uncertainties
The Consolidated Financial Statements presented herein reflect estimates and assumptions made by management at December 31, 2025 and for the twelve months ended December 31, 2025.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after February 11, 2026, including those resulting from the impacts of macroeconomic volatility, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The results of the annual assessment performed as of October 1, 2025 determined that the carrying value of our JennAir trademark exceeded its fair value by $106 million. The trademark remains at risk for future impairment at December 31, 2025. The InSinkErator and Maytag trademarks are also at risk for impairment at December 31, 2025. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.
The potential impact of demand disruptions, production impacts or supply constraints, along with a number of other factors, could negatively effect revenues for the JennAir, Maytag and InSinkErator

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
trademarks, but we remain committed to the strategic actions necessary to realize the long-term forecasted revenues and profitability of these trademarks.
A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance for our JennAir, Maytag and InSinkErator trademarks, among other factors, as a result of macroeconomic factors or other unforeseen events, could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset was $233 million and $183 million as of December 31, 2025 and December 31, 2024, respectively. The amount of cash proceeds received under these arrangements was $646 million and $574 million for the twelve months ended December 31, 2025 and December 31, 2024, respectively.
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
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Certain investments are valued based on net asset value (NAV), which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments. We had Level 3 assets at December 31, 2025 and 2024 that included pension plan assets disclosed in Note 8 to the Consolidated Financial Statements. We had no Level 3 liabilities at December 31, 2025 and 2024, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
using a discounted cash flow model and a relief-from-royalty method, respectively, with inputs based on both observable and unobservable market data.
Inventories
MDA North America and MDA Europe (through Q1 2024) reporting segments use the FIFO method of inventory valuation. MDA Latin America inventories are stated at average cost. SDA Global consists of both inventory valuation methods. Costs include materials, labor and production overhead at normal production capacity. Costs do not exceed net realizable values.
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
Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income (Loss), was $312 million, $302 million and $321 million in 2025, 2024 and 2023, respectively.
The following table summarizes our property at December 31, 2025 and 2024:

Millions of dollars	2025	2024	Estimated Useful Life
Land	$26	$36	N/A
Buildings	1,024	981	10 to 50 years
Machinery and equipment	6,691	6,673	3 to 20 years
Accumulated depreciation	(5,547)	(5,414)
Property plant and equipment, net	$2,194	$2,275
We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income (Loss).
During the twelve months ended December 31, 2025, we disposed of buildings, machinery and equipment with a net carrying value of $28 million, compared to $7 million in prior year. The net gain or loss on disposals was immaterial in 2025, 2024, and 2023.
We record impairment losses on long-lived assets, excluding goodwill and indefinite-lived intangibles, when events and circumstances indicate the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than their carrying amounts.
Excluding assets held for sale, there were impairments of $38 million recorded during 2025 and immaterial impairments in 2024 and 2023, respectively. For additional information, see Notes 10 and 16 to the Consolidated Financial Statements.
Capitalization of Internal Use Software Costs
We capitalize certain computer software development costs associated with qualifying application development stage activities or the acquisition of computer software for internal use. Capitalization is determined based on specific criteria, including whether the software is in the development stage and meets defined criteria for capitalization.

Capitalized software costs are recognized as part of property, plant, and equipment within machinery and equipment and are depreciated on a straight-line basis over the estimated useful lives of the software, generally not exceeding five years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2025 and December 31, 2024, capitalized software costs, net of accumulated depreciation, amounted to $167 million and $141 million, respectively. The depreciation expense recorded for these assets was $5 million, $5 million, and $3 million for the twelve months ended 2025, 2024, and 2023, respectively. There were no significant impairments recorded during 2025, 2024 and 2023, respectively.
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
Goodwill
We have four reporting units which we assess for impairment: Major Domestic Appliances ("MDA") North America, MDA Latin America, MDA Asia, and Small Domestic Appliances ("SDA") Global. In performing a quantitative assessment of goodwill, we estimate each reporting unit's fair value using the best information available to us, including market information and discounted cash flow projections, also referred to as the income approach. The income approach uses the reporting unit's projections of estimated operating results and cash flows and discounts them using a market participant discount rate based on a weighted-average cost of capital. We further validate our estimates of fair value under the income approach by incorporating the market approach.
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
For additional information, see Notes 5 and 10 to the Consolidated Financial Statements.
Intangible Assets
We perform a quantitative assessment of other indefinite-lived intangible assets, which are primarily comprised of trademarks. We estimate the fair value of these intangible assets using the relief-from-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
royalty method, which primarily requires assumptions related to projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the trademark, and a market participant discount rate based on a weighted-average cost of capital.
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

Millions of dollars	Outstanding Obligations
Confirmed obligations outstanding as of December 31, 2024	$794
Invoices confirmed during the period	2,327
Confirmed invoices paid during the period	(2,394)
Impact of foreign currency	37
Confirmed obligations outstanding as of December 31, 2025	$763
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Research and Development Costs
Research and development costs are charged to expense and totaled $370 million, $405 million and $473 million in 2025, 2024 and 2023, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $276 million, $264 million and $392 million in 2025, 2024 and 2023, respectively.

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
For additional information, see Note 16 to the Consolidated Financial Statements.
Equity Method Investments
The Company has various investments accounted for using the equity method. Under the equity method of accounting, the Company records its proportionate share of the net income or loss of each equity method investee, with a corresponding change to the carrying value of the investment. The Company records its share of earnings or losses from the equity method investees on a one-to-three-month lag, depending on when the financial information is available for these entities.
The Company records its proportionate share of net income or loss within the Equity method investment income (loss), net of tax line on the Consolidated Statement of Income (Loss). The carrying value of the investments are recorded within the Investment in affiliated companies on the Consolidated Balance Sheet.
The carrying value of the investment is also adjusted for any dividends received and the effect of foreign exchange. The Company has elected to record dividends received from its equity method investments under the nature of distribution approach, which provides for the recording of such distributions within operating or financing activities in the Consolidated Statement of Cash Flows based on the source of distribution.
Our primary equity method investments include partial ownership in Whirlpool China, an entity that was previously controlled by the Company, partial ownership in Beko Europe B.V. (Beko), an entity resulting from the April 1, 2024 transaction with Arcelik, and partial ownership in Whirlpool India, an entity that was previously controlled by the Company. Whirlpool China, Beko, and Whirlpool India are considered related parties. For additional information, see Note 16 to the Consolidated Financial Statements.
The following table summarizes the amounts related to the Company's primary equity method investments during the periods presented.

Millions of dollars	Reporting Lag	December 31, 2025		December 31, 2024
		Percentage Ownership	Carrying Amount	Percentage Ownership	Carrying Amount
Beko Europe B.V.	1 month	25%	$19	25%	$74
Whirlpool China	1 month	20%	$196	20%	$191
Whirlpool India	3 months	40%	$599	N/A	N/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The fair value of the investment in Beko at the date of deconsolidation on April 1, 2024 was calculated based on a discounted cash flow analysis and multiple market data points (Level 3 input), resulting in a fair value of $186 million. As of December 31, 2025, the carrying amount of the investment is $19 million, reflecting the recognition of equity method investment losses during the year. The fair value of our investment in Whirlpool China, based on the quoted market price, is $209 million as of December 31, 2025. The fair value of the investment in Whirlpool India at the date of deconsolidation on December 1, 2025, was $599 million based on the quoted market price (Level 1 input). As of December 31, 2025, the fair value of this investment is $504 million.
In 2024, we completed a market transaction reducing our ownership in Whirlpool India from 75% to 51%. In November 2025 we completed another market transaction to further reduce our ownership In Whirlpool India to approximately 40%.
Management has concluded that there are no indicators of other than temporary impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the periods presented.

Millions of dollars	Twelve Months Ended December 31,
	2025	2024
Accounts Payable	$198	$101
Purchases	$363	$261
The licensing revenue or the dividends received from our equity method investments and their subsidiaries is not material for the periods presented. There are also no material accounts receivable or sales with these investments for the periods presented.
For additional information, see Note 16 to the Consolidated Financial Statements.
Adoption of New Accounting Standards
On January 1, 2026, we adopted the FASB issued Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The adoption of this standard did not have a material impact on our Consolidated Financial Statements, however we have expanded our Effective Tax Rate Table and Income Taxes Paid disclosure to include additional information. See Note 14 to the Consolidated Financial Statements.
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
All other standards adopted for the year ended December 31, 2025 did not have a material impact on our Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Accounting Pronouncements Issued But Not Yet Effective
In November 2024, the FASB issued Update 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". This update applies to all public business entities. The FASB issued the Update to improve the disclosures about a public company's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The new standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new standard.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
5. Recognize revenue when or as the Company satisfies a performance obligation
The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the twelve months ended December 31, 2025, 2024 and 2023, respectively.
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. We sell products within all major product categories in each operating segment. For additional information on the disaggregated revenues by operating segment, see Note 15 to the Consolidated Financial Statements.

	Twelve months ended
Millions of dollars	2025	2024	2023
Major product categories:
Laundry	$4,376	$4,585	$5,333
Refrigeration	4,790	5,097	5,794
Cooking	3,687	3,939	4,721
Dishwashing	1,175	1,276	1,729
Total major product category net sales	$14,028	$14,897	$17,577
Spare parts and warranties	550	649	953
Other	946	1,062	925
Total net sales	$15,524	$16,607	$19,455
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
Other Revenue
Other revenue sources include primarily the revenues from the InSinkErator business, subscription arrangements and licenses as described below.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The following table summarizes our allowance for doubtful accounts by operating segment for the twelve months ended December 31, 2025.

Millions of dollars	December 31, 2024	Charged to Earnings	Write-offs	Foreign Currency	Other	December 31, 2025
Accounts receivable allowance
MDA North America	$8	$6	$(2)	$—	$—	$12
MDA Latin America	33	2	—	4	—	39
SDA Global	2	1	—	—	—	3
Other	3	1	—	—	(2)	2
Consolidated	$46	$10	$(2)	$4	$(2)	$56
Financing receivable allowance
MDA Latin America	$23	$—	$—	$3	$—	$26
Consolidated	$69	$10	$(2)	$7	$(2)	$82
We recorded an immaterial amount of bad debt expense for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)    LEASES
Leases
We lease certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of approximately $224 million, $216 million and $235 million for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025 and 2024, we have no material leases classified as financing leases. We have approximately $999 million of non-cancellable operating lease commitments, excluding variable consideration at December 31, 2025 and $1 billion at December 31, 2024, respectively. The undiscounted annual future minimum lease payments are summarized by year in the table below.

Maturity of Lease Liabilities	Operating Leases (in millions)
2026	$214
2027	192
2028	158
2029	132
2030	105
Thereafter	197
Total lease payments	$999
Less: interest	$164
Present value of lease liabilities	$836

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The long-term portion of the lease liabilities included in the amounts above is $669 million as of December 31, 2025. The remainder of our lease liabilities are included in other current liabilities in the Consolidated Balance Sheets.
During the year ended December 31, 2025 the weighted average remaining lease term and weighted average discount rate for operating leases was 6 years and 6%. The weighted average remaining lease term and weighted average discount rate was 6 years and 6% for the year ended December 31, 2024.
During the year ended December 31, 2025 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $226 million. The right of use assets obtained in exchange for new liabilities was $127 million for the year ended December 31, 2025.
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
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants, except for synthetic leases. For additional information, see Synthetic lease arrangements section below.
We rent or sublease certain real estate to third parties. Our sublease portfolio primarily consists of operating leases within our warehouses, resulting in a nominal amount of sublease income for the years ended December 31, 2025, 2024 and 2023, respectively.
Sale-leaseback transactions
In the fourth quarter of 2025, the Company sold and leased back a non-core property for net proceeds of approximately $35 million. The initial total annual rent for the property is approximately $3 million per year over an initial 15 year lease term and is subject to annual rent increases. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the property for the lease term. The Company has four sequential 5-year renewal options.

The transaction met the requirements for sale-leaseback accounting. Accordingly, the Company recorded the sale of the property, which resulted in a gain of approximately $13 million recorded in selling, general and administrative expense in the Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2025. The related land and building were removed from property, plant and equipment, net and the appropriate right-of-use asset and lease liabilities of approximately $31 million were recorded in the Consolidated Balance Sheets at the time of the transaction in the fourth quarter of 2025.
There were no material sale-leaseback transactions in 2024 or 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of December 31, 2025, these arrangements include residual value guarantees of up to approximately $504 million that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities. The residual value guarantee amounted to $405 million as of December 31, 2024.
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

(4)     INVENTORIES
The following table summarizes our inventories at December 31, 2025 and 2024:

Millions of dollars	2025	2024
Finished products	$1,750	$1,463
Raw materials and work in process	557	572
Total inventories	$2,307	$2,035

(5)     GOODWILL AND OTHER INTANGIBLES
Goodwill
As of January 1, 2024, we reorganized our operating segments. As a result, goodwill balances were reallocated based on the relative fair value of our new segments. The following table summarizes the goodwill attributable to our reporting units for the periods presented:

Millions of dollars	MDA North America	MDA Latin America	MDA Asia	SDA Global	Total Whirlpool
Beginning balance January 1, 2024	$2,419	$31	$248	$632	$3,330
Currency translation adjustment	(4)	(1)	(3)	—	(8)
Ending balance December 31, 2024	$2,415	$30	$245	$632	$3,322
Currency translation adjustment	$3	$(1)	$(4)	$—	$(2)
Divestitures	$—	$—	$(217)	$—	$(217)
Ending balance December 31, 2025	$2,418	$29	$24	$632	$3,103
Annual impairment assessment
We completed our annual impairment assessment for goodwill as of October 1, 2025 and October 1, 2024, respectively. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate goodwill for all our reporting units. Based on the quantitative assessment we determined there was no impairment of goodwill in either period. For additional information, see Note 10 to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Other Intangible Assets
The following table summarizes other intangible assets for the period presented:

	December 31, 2025			December 31, 2024
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$633	$(366)	$268	$665	$(349)	$316
Patents and other (2)	98	(98)	—	100	(97)	3
Total other intangible assets, finite lives	$731	$(464)	$268	$765	$(447)	$318
Trademarks, indefinite lives (3)	2,295	—	2,295	2,399	—	2,399
Total other intangible assets	$3,026	$(464)	$2,563	$3,164	$(447)	$2,717
(1)Customer relationships have an estimated useful life of 5 to 18 years.
(2)Patents and other intangibles have an estimated useful life of 3 to 43 years.
(3)Includes InSinkErator, Maytag, and JennAir trademarks with carrying values of $1.3 billion, $640 million, and $198 million respectively, at December 31, 2025, and $1.3 billion, $640 million, and $304 million, respectively, at December 31, 2024.
Annual impairment assessment
We completed our annual impairment assessment for other intangible assets as of October 1, 2025. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain indefinite-life intangible assets within our MDA North America operating segment. The results of the quantitative assessment determined that the carrying value of our JennAir trademark exceeded its fair value by $106 million. Accordingly, an impairment charge of $106 million was recorded during the fourth quarter of 2025 and was recorded within Impairment of Goodwill and Other Intangibles. The brand has been unfavorably impacted by the downturn in discretionary demand in the ultra-premium segment. There were no impairments identified for any other intangible assets. For additional information, see Note 10 to the Consolidated Financial Statements.
We completed our annual impairment assessment for other intangible assets as of October 1, 2024. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain indefinite-life intangible assets within our MDA North America operating segment. The results of the quantitative assessment determined that the carrying value of our Maytag trademark exceeded its fair value by $381 million. Accordingly, an impairment charge of $381 million was recorded during the fourth quarter of 2024 and was recorded within Impairment of Goodwill and Other Intangibles. The brand has been unfavorably impacted as Whirlpool has since refocused its brand strategy to the laundry category. There were no impairments identified for any other intangible assets.
See Note 10 to the Consolidated Financial Statements for additional information.
Amortization Expense
Amortization expense was $26 million, $31 million and $40 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2026	$22
2027	22
2028	22
2029	22
2030	21

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(6)    FINANCING ARRANGEMENTS
Long-Term Debt
The following table summarizes our long-term debt at December 31, 2025 and 2024:

Millions of dollars	2025	2024
Term Loan - SOFR +125bps, maturing 2025	$—	$1,500
Senior Note - 3.70%, maturing 2025	—	350
Senior Note - 1.25%, maturing 2026(1)	587	516
Senior Note - 1.10%, maturing 2027(1)	703	619
Senior Note - 0.50%, maturing 2028(1)	586	516
Senior Note - 4.75%, maturing 2029	697	696
Senior Note - 6.125%, maturing 2030	600	—
Senior Note - 2.40%, maturing 2031	300	300
Senior Note - 4.75%, maturing 2032	298	298
Senior Note - 5.50%, maturing 2033	300	300
Senior Note - 6.50%, maturing 2033	600	—
Senior Note - 5.75%, maturing 2034	299	299
Senior Note - 5.15%, maturing 2043	249	249
Senior Note - 4.50%, maturing 2046	497	497
Senior Note - 4.60%, maturing 2050	493	493
Other, net	(39)	(25)
	$6,169	$6,608
Less current maturities	586	1,850
Total long-term debt	$5,583	$4,758
(1)Euro denominated debt reflects impact of currency
For outstanding notes issued by our wholly-owned subsidiaries the debt is fully and unconditionally guaranteed by the Company.
The following table summarizes the contractual maturities of our long-term debt (net of discounts or premiums), including current maturities, at December 31, 2025:

Millions of dollars
2026	$586
2027	702
2028	585
2029	695
2030	592
Thereafter	3,008
Long-term debt, including current maturities	$6,169
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
2030 and 2033 Notes, each as previously filed with the Securities and Exchange Commission (the “Commission”). On June 11, 2025, the Company closed its offering of the 2030 and 2033 Notes.
The 2030 and 2033 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the 2030 and 2033 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the issuance of the 2030 and 2033 Notes to repay a portion of the $1.5 billion outstanding under the term loan agreement with a maturity date of October 31, 2025.
On February 22, 2024, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with SMBC Nikko Securities America, Inc., BNP Paribas Securities Corp., ING Financial Markets LLC, Mizuho Securities USA LLC, Scotia Capital (USA) Inc. and SG Americas Securities, LLC, as representatives of the several underwriters named therein, relating to the offering by the Company of $300 million aggregate principal amount of 5.750% Senior Notes due 2034 (the "2034 Notes"), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-276169), and a preliminary prospectus supplement and prospectus supplement related to the offering of the 2034 Notes, each as previously filed with the Securities and Exchange Commission (the "Commission"). On February 27, 2024, the Company closed its offering of the 2034 Notes.
The 2034 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the 2034 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the issuance of the 2034 Notes, together with cash on hand, to repay, at maturity, all $300 million aggregate principal amount of the Company's 4.000% Notes due March 1, 2024.
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
The term loan facility was divided into two tranches: a $1 billion tranche with a maturity date of April 30, 2024, of which $500 million was repaid in December 2023 and the remaining $500 million was repaid in April 2024; and a $1.5 billion tranche with a maturity date of October 31, 2025, of which $1.2 billion was repaid in June 2025 and the remaining $300 million was repaid in October 2025. The term loan was repaid in full as of December 31, 2025.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest rate payable with respect to the Amended Long-Term Facility is based on the Company’s current debt rating, Term SOFR (Secured Overnight Financing Rate) + 1.25% interest rate margin per annum (with a 0.10% SOFR spread adjustment) or the Alternate Base Rate + 0.25% per annum, at the Company’s election.

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. We were in compliance with our interest coverage ratio under the Amended Long-Term Facility as of December 31, 2025.
In addition to the committed $3.5 billion Amended Long-Term Facility, we have committed credit facilities in Brazil, as of December 31, 2025 and 2024, and India, as of December 31, 2024. These committed credit facilities provide borrowings up to approximately $182 million and $173 million at at December 31, 2025 and 2024, respectively, based on exchange rates then in effect. The committed credit facilities in Brazil have maturities through 2026 and 2027.
We had $250 million (representing amounts on the Amended Long-Term Facility) and $1.5 billion (representing amounts outstanding on the term loan facility) drawn on the committed credit facilities at December 31, 2025 and December 31, 2024, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at December 31, 2025 and 2024:

Millions of dollars	2025	2024
Commercial paper	$80	$—
Short-term borrowings due to banks	271	18
Total notes payable	$351	$18
(7)    COMMITMENTS AND CONTINGENCIES
OTHER MATTERS
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at December 31, 2025. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.7 billion Brazilian reais (approximately $491 million at December 31, 2025).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 308 million Brazilian reais (approximately $56 million at December 31, 2025), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. In October 2025, we received a negative decision at the Brazil Supreme Court in the IPI Amnesty case. We maintain the right to litigate against foreclosure of the largest portion of the tax amounts at issue, representing substantially all of the amounts at issue in the case. In Q4 2025, we accrued an immaterial amount related to the tax amounts at issue.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 439 million Brazilian reais (approximately $80 million at December 31, 2025). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
We and other Brazil taxpayers have filed lawsuits in Brazil challenging DIFAL, an interstate tax equalization regime. In November 2023, in a leading (non-Whirlpool) case, the Brazil Supreme Court issued a decision upholding the constitutionality of DIFAL levied for the majority of 2022. While this lawsuit is still pending, on October 21, 2025, the Brazil Supreme Court issued a decision in a separate (non-Whirlpool) case, upholding the constitutionality of DIFAL levied on taxpayers, but partially mitigating the impact for those, like Whirlpool, that filed lawsuits to challenge DIFAL before December 2023. The taxpayer can seek further clarification on the decision. We continue to evaluate the impact of the decision as applied to the specific facts of our pending DIFAL cases in various states in Brazil. In the fourth quarter of 2025, we released certain prior accruals based on the impact mitigation portion of the Court's ruling, totaling approximately $18 million. We have accrued amounts related to DIFAL levied in certain states in Brazil, but have not accrued amounts in certain others based on the opinion of our tax and legal advisors. Our total unreserved amounts related to DIFAL-related contingency is approximately 526 million Brazilian reais (approximately $96 million at December 31, 2025).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2025	2024
Balance at January	$196	$206
Issuances/accruals during the period	218	235
Settlements made during the period/other	(214)	(245)
Liabilities derecognized upon India deconsolidation	(49)	—
Balance at December 31	$151	$196
Current portion	$130	$136
Non-current portion	20	60
Total	$151	$196
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At December 31, 2025 and December 31, 2024, the guaranteed amounts totaled 2,090 million Brazilian reais (approximately $380 million at December 31, 2025) and 981 million Brazilian reais (approximately $159 million at December 31, 2024), respectively, with the increase resulting from a trade customer joining the program. The fair value of these guarantees were nominal at December 31, 2025 and December 31, 2024. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.3 billion at December 31, 2025 and $1.9 billion at December 31, 2024, respectively. During the third quarter of 2025, we converted certain comfort letters to guarantees. Our total short-term outstanding bank indebtedness under guarantees was $21 million at December 31, 2025, and was $12 million at December 31, 2024.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Purchase Obligations
Our expected cash outflows resulting from non-cancellable purchase obligations are summarized by year in the table below.

Millions of dollars
2026	$166
2027	126
2028	101
2029	44
2030	8
Thereafter	37
Total purchase obligations	$481
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
A defined contribution plan is provided to all United States employees and is not classified within the net periodic benefit cost. The Company provides annual match and automatic company contributions, in cash or Company stock, of up to 7% of employees' eligible pay. Our contributions during 2025, 2024 and 2023 were $79 million, $80 million and $87 million, respectively (the majority funded with Company stock beginning in 2024).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Defined Benefit - Pensions and Other Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Funded status
Fair value of plan assets	$1,734	$1,745	$12	$29	$—	$—
Benefit obligations	1,764	1,845	58	59	104	110
Funded status	$(30)	$(100)	$(46)	$(30)	$(104)	$(110)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$23	$—	$2	$6	$—	$—
Current liability	(6)	(10)	(5)	(4)	(12)	(14)
Noncurrent liability	(47)	(90)	(43)	(32)	(92)	(96)
Amount recognized	$(30)	$(100)	$(46)	$(30)	$(104)	$(110)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$1,148	$1,232	$25	$23	$(10)	$(7)
Prior service (credit) cost	1	1	—	—	(8)	(9)
Amount recognized	$1,149	$1,233	$25	$23	$(18)	$(16)
Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Benefit obligation, beginning of year	$1,845	$2,098	$59	$65	$110	$123
Service cost	2	2	2	2	—	—
Interest cost	97	102	4	4	7	7
Plan participants' contributions	—	—	—	—	—	—
Actuarial (gain) loss	4	(90)	7	2	(6)	(7)
Benefits paid	(184)	(196)	(4)	(3)	(9)	(9)
Plan amendments	—	—	—	—	—	—
Acquisitions/divestitures/transfers	—	—	(11)	—	—	—
Other adjustments	—	—	—	—	—	—
Transfer of benefits	—	(71)	—	—	—	—
Settlements / curtailment (gain)	—	—	(5)	(3)	—	—
Foreign currency exchange rates	—	—	6	(8)	2	(4)
Benefit obligation, end of year	$1,764	$1,845	$58	$59	$104	$110
Accumulated benefit obligation, end of year	$1,752	$1,835	$54	$53	N/A	N/A
The actuarial (gain) loss for all pension and other postretirement benefit plans in 2025 and 2024 was primarily related to a change in the discount rate used to measure the benefit obligation of those plans, combined with experience (gains)/losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2025	2024	2025	2024	2025	2024
Fair value of plan assets, beginning of year	$1,745	$1,980	$29	$29	$—	$—
Actual return on plan assets	167	26	4	2	—	—
Employer contribution	6	6	(2)	6	9	9
Plan participants' contributions	—	—	—	—	—	—
Benefits paid	(184)	(196)	(4)	(3)	(9)	(9)
Transfer of plan assets	—	(71)	(10)	—	—	—
Other adjustments	—	—	—	—	—	—
Settlements	—	—	(5)	(3)	—	—
Foreign currency exchange rates	—	—	—	(2)	—	—
Fair value of plan assets, end of year	$1,734	$1,745	$12	$29	$—	$—
Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$2	$2	$2	$2	$2	$3	$—	$—	$—
Interest cost	97	102	115	4	10	26	7	7	7
Expected return on plan assets	(119)	(146)	(140)	(2)	(7)	(22)	—	—	—
Amortization:
Actuarial loss	40	39	37	1	1	5	(2)	(1)	(1)
Prior service cost (credit)	—	—	—	—	—	—	(1)	(1)	(41)
Curtailment (gain) / loss	—	—	—	—	—	—	—	—	—
Settlement loss	—	—	—	(2)	1	1	—	—	—
Net periodic benefit cost (income)	$20	$(3)	$14	$3	$7	$13	$4	$5	$(35)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the years ended December 31, 2025, 2024 and 2023:

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2025	2024	2023	2025	2024	2023	2025	2024	2023
Operating (profit) loss	$2	$2	$2	$2	$2	$3	$—	$—	$—
Interest and sundry (income) expense	18	(5)	12	1	5	10	4	5	(35)
Net periodic benefit cost (income)	$20	$(3)	$14	$3	$7	$13	$4	$5	$(35)
During the fourth quarter of 2024, we transferred a portion of small-benefit retirees under the pension plan to an insurance company. The liability and asset transfer was $71 million and did not have a material impact on the consolidated balance sheets as of December 31, 2024.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) (Pre-Tax) in 2025

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss / (gain)	$(44)	$1	$(5)
Actuarial (loss) recognized during the year	(40)	6	2
Current year prior service cost (credit)	—	—	—
Prior service credit (cost) recognized during the year	—	—	1
Total recognized in other comprehensive income (loss) (pre-tax)	$(84)	$7	$(2)
Total recognized in net periodic benefit costs and other comprehensive income (loss) (pre-tax)	$(64)	$10	$2
We amortize actuarial losses and prior service costs (credits) over a period of up to 17 and 8 years, respectively.
Assumptions
Weighted-Average Assumptions used to Determine Benefit Obligation at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Discount rate	5.35%	5.60%	7.86%	7.93%	6.23%	6.24%
Rate of compensation increase	4.50%	4.50%	4.26%	5.07%	N/A	N/A
Interest crediting rate for cash balance plans	4.10%	4.35%	3.00%	3.00%	N/A	N/A
Weighted-Average Assumptions used to Determine Net Periodic Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.60%	5.15%	5.55%	7.93%	4.44%	4.72%	6.77%	6.00%	6.36%
Expected long-term rate of return on plan assets	6.00%	6.50%	6.00%	6.10%	6.03%	5.33%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	5.07%	3.58%	3.52%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	4.35%	3.90%	4.30%	3.00%	2.81%	2.85%	N/A	N/A	N/A
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Expected Return on Plan Assets
In the United States, the expected return on plan assets is developed considering asset mix, historical asset class data and long-term expectations. The resulting weighted-average return was rounded to the nearest quarter of one percent and applied to the fair value of plan assets at December 31, 2025.
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
There have been no contributions to the pension trust for our U.S. defined benefit plans during the twelve months ended December 31, 2025 and 2024.
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits
2026	$—	$—
Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2026	$215	$6	$12
2027	183	9	11
2028	176	6	10
2029	168	6	9
2030	161	6	9
2031-2035	$688	$30	$40
Plan Assets
Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for our plans is approximately 26% in growth assets and 74% in immunizing fixed income securities, with exceptions for foreign pension plans. The fixed income securities duration is intended to match that of our United States pension liabilities.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The fair values of our pension plan assets at December 31, 2025 and 2024, by asset category were as follows:

	December 31,
	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Net Asset Value		Total
Millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Cash and cash equivalents	$—	$—	$143	$146	$—	$—	$—	$—	$143	$146
Government and government agency securities (1)
U.S. securities	—	—	124	57	—	—	—	—	124	57
International securities	—	—	32	43	—	—	—	—	32	43
Corporate bonds and notes (1)
U.S. companies	—	—	566	909	—	—	—	—	566	909
International companies	—	—	73	105	—	—	—	—	73	105
Equity securities (2)
International companies	6	4	—	—	—	—	—	—	6	4
Mutual funds (3)	—	—	104	100	—	—	—	—	104	100
Investments at net asset value
U.S. equity securities (4)	—	—	—	—	—	—	538	234	538	234
International equity securities (4)	—	—	—	—	—	—	133	128	133	128
U.S. private equity investments	—	—	—	—	4	6	—	—	4	6
Emerging growth	—	—	—	—	—	—	—	—	—	—
All other investments	1	—	22	41	—	—	—	—	23	41
	$7	$4	$1,064	$1,401	$4	$6	$671	$362	$1,746	$1,773
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
(4)Common and collective trust funds valued using the NAV of the fund, which is based on the fair value of underlying securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2024	$6
Realized gain / (loss) (net)	—
Unrealized gain / (loss) (net)	—
Purchases	—
Settlements	(2)
Balance, December 31, 2025	$4
Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2025 and 2024 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2025(1)	2024	2025	2024
Projected benefit obligation	$53	$1,845	$48	$37
Fair value of plan assets	$—	$1,745	$—	$—
(1)The decrease in projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets is primarily due to actuarial gain that occurred in 2025.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2025 and 2024 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2025(1)	2024	2025	2024
Projected benefit obligation	$53	$1,845	$48	$37
Accumulated benefit obligation	41	1,835	44	35
Fair value of plan assets	$—	$1,745	$—	$—
(1)The decrease in projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets is primarily due to actuarial gain that occurred in 2025.
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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at December 31, 2025, December 31 ,2024, and December 31, 2023.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at December 31, 2025 December 31, 2024 and December 31, 2023.
Net Investment Hedging
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Statements of Income. There were no outstanding hedges designated as net investment hedges at December 31, 2025, December 31, 2024 and December 31, 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Net Investment Hedging
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2025 and 2024. Hedge assets and liabilities of our European major domestic appliance business were classified as held for sale through closing of the European major domestic appliance transaction on April 1, 2024 and are excluded from the table below.

			Fair Value of				Type of Hedge
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2025	2024	2025	2024	2025	2024		2025	2024
Derivatives accounted for as hedges(1)
Commodity swaps/options	$247	$204	$27	$5	$6	$9	(CF)	24	24
Foreign exchange forwards/options	675	967	3	52	25	2	(CF/NI)	15	15
Cross-currency swaps(2)	618	618	4	6	107	47	(CF)	38	50
Interest rate derivatives	—	—	—	—	—	—	(CF)	0	0
Total derivatives accounted for as hedges			$34	$63	$138	$58
Derivatives not accounted for as hedges
Commodity swaps/options	$—	$—	$—	$—	$—	$—	N/A	0	0
Foreign exchange forwards/options(3)	1,266	473	2	5	8	1	N/A	7	12
Total derivatives not accounted for as hedges			$2	$5	$8	$1
Total derivatives			$36	$68	$146	$59

Current			$28	$65	$38	$11
Noncurrent			8	3	108	48
Total derivatives			$36	$68	$146	$59
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.
(2)Change in cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
(3)Change in foreign exchange forwards/options is primarily driven by proactive actions taken to manage our short-term currency risk.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables summarize the effects of derivative instruments on our Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025 and 2024:

		Gain (Loss) Recognized in OCI (Effective Portion)(4)
Millions of dollars		2025	2024
Cash flow hedges
Commodity swaps/options		$19	$4
Foreign exchange forwards/options(6)		(75)	96
Cross-currency swaps(6)		(61)	34
		$(117)	$133

	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(4)(5)
Cash Flow Hedges - Millions of dollars		2025	2024
Commodity swaps/options	Cost of products sold	$(2)	$1
Foreign exchange forwards/options	Net sales	1	1
Foreign exchange forwards/options	Cost of products sold	(6)	(5)
Foreign exchange forwards/options	Interest and sundry (income) expense	13	8
Cross-currency swaps(6)	Interest and sundry (income) expense	(83)	46
Interest rate derivatives(7)	Interest expense	31	1
		$(46)	$52

	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2025	2024
Foreign exchange forwards/options	Interest and sundry (income) expense	$(42)	$28
(4)Change in gain (loss) recognized in OCI (effective portion) is primarily driven by increases in commodity prices and fluctuations in currency and interest rates. The tax impact of the cash flow hedges was $23 million and $(26) million in 2025 and 2024, respectively.
(5)Change in gain (loss) reclassified from OCI into earnings (effective portion) was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(6)Change in foreign exchange forwards/options and cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
(7)The OCI release on the interest rate derivative was driven by an assessment in the period which determined that the forecasted debt transaction was determined to be not probable of occurring.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal during 2025 and 2024. There were no hedges designated as fair value in 2025 and 2024. The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income (loss) related to contracts maturing and expected to be realized during the next twelve months is a gain of approximately $8 million at December 31, 2025.

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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2025	2024	2025	2024	2025	2024	2025	2024
Short-term investments (1)	$441	$1,000	$435	$705	$6	$295	$441	$1,000
Net derivative contracts	—	—	—	—	(111)	8	(111)	8
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.
Other Intangible Assets
In performing a quantitative assessment of indefinite-lived intangible assets other than goodwill, primarily trademarks, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademark; and a market participant discount rate based on a weighted-average cost of capital. The results of the annual assessment performed as of October 1, 2025 determined that the carrying value of our JennAir trademark exceeded its fair value (Level 3 input) by $106 million. A discount rate of 10.5% and a royalty rate of 6.0% were utilized in that assessment. The brand has been unfavorably impacted by the downturn in discretionary demand in the ultra-premium segment.
The results of the annual assessment performed as of October 1, 2024 determined that the carrying value of our Maytag trademark exceeded its fair value (Level 3 input) by $381 million. A discount rate of 12.5% and a royalty rate of 4.0% were utilized in that assessment. The brand has been unfavorably impacted as Whirlpool has since refocused its brand strategy to the laundry category.
Whirlpool India share sale
On November 27, 2025, the Company's wholly-owned subsidiary, Whirlpool Mauritius Limited ("Seller"), executed the sale of 14.3 million equity shares of Whirlpool India via a market transaction. The transaction reduced Seller's ownership of Whirlpool India from 51% to approximately 40%. The fair value of the retained investment in Whirlpool India at the date of deconsolidation was calculated based on the Whirlpool India stock price (Level 1 input), the portion of interest retained and the shares outstanding, resulting in a fair value of $599 million.
See Note 16 to the Consolidated Financial Statements for additional information.

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
See Note 16 to the Consolidated Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.7 billion and $6.2 billion at December 31, 2025 and 2024, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2023, 2024, and 2025, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Total
December 31, 2022	$(1,275)	$58	$(873)	$(2,090)
Unrealized gain (loss)	22	(64)	—	(42)
Unrealized actuarial gain(loss) and prior service credit (cost)	—	—	(99)	(99)
Tax effect	—	17	36	53
Other comprehensive income (loss), net of tax	22	(47)	(63)	(88)
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	22	(47)	(63)	(88)
December 31, 2023	$(1,253)	$11	$(936)	$(2,178)
Unrealized gain (loss)	(30)	83	(9)	44
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	39	39
Tax effect	—	(25)	(20)	(45)
Other comprehensive income (loss), net of tax	(30)	57	10	37
Less: Other comprehensive loss available to noncontrolling interests	(1)	—	—	(1)
Other comprehensive income (loss) available to Whirlpool	(29)	57	10	38
Sale of minority interest in subsidiary	18	—	—	18
Divestitures	442	—	135	577
December 31, 2024	$(822)	$68	$(791)	$(1,545)
Unrealized gain (loss)	(288)	(71)	48	(310)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	31	31
Tax effect	—	25	(14)	11
Other comprehensive income (loss), net of tax	(288)	(45)	65	(268)
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	(288)	(45)	65	(268)
Divestitures	186	—	3	189
December 31, 2025	$(924)	$23	$(723)	$(1,624)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2025	2024	2023
Numerator for basic and diluted earnings per share – net earnings (loss) available to Whirlpool	$318	$(323)	$481
Denominator for basic earnings per share – weighted-average shares	56.0	55.1	55.0
Effect of dilutive securities – stock-based compensation	0.2	—	0.2
Denominator for diluted earnings per share – adjusted weighted-average shares	56.2	55.1	55.2
Anti-dilutive stock options/awards excluded from earnings per share	1.2	1.2	1.2
Dividends
Dividends per share paid to shareholders were $5.30, $7.00 and $7.00 during 2025, 2024 and 2023, respectively.
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the twelve months ended December 31, 2025, we did not repurchase any shares under the share repurchase programs. At December 31, 2025, there were approximately $2.5 billion in remaining funds authorized under these programs.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and it has no expiration date.
(12)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $28 million, $28 million and $33 million in 2025, 2024, and 2023, respectively. Related income tax benefits recognized in earnings were $4 million, $4 million and $7 million in 2025, 2024, and 2023, respectively.
At December 31, 2025, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $56 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 26 months.
Share-Based Employee Incentive Plans
On April 18, 2023, our stockholders approved the 2023 Omnibus Stock and Incentive Plan ("2023 OSIP"). This plan was adopted by our Board of Directors on February 20, 2023 and provides for the issuance of stock options, performance stock units, and restricted stock units, among other award types. No new awards may be granted under the 2023 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. Stockholders approved an amendment to the plan on April 15, 2025 that increased the total number of shares available for grant under the 2023 OSIP by an additional 3,277,000 shares. At December 31, 2025, approximately 5.2 million shares remain available for issuance under the 2018 and 2023 OSIP.
On April 17, 2018, our stockholders approved the 2018 Omnibus Stock and Incentive Plan ("2018 OSIP"). This plan was adopted by our Board of Directors on February 20, 2018 and provided for the issuance of stock options, performance stock units, and restricted stock units, among other award

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
types. No new awards may be granted under the 2018 OSIP following the approval of the 2023 OSIP by our stockholders, but the 2018 OSIP will continue to govern awards granted under the 2018 OSIP prior to the effectiveness of the 2023 OSIP.
Stock Options
Eligible employees historically have received stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period in substantially equal increments, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, disability, retirement, or with the consent of the Committee (as defined in the award agreement). We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate - an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life - an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. There were no stock options granted in 2025. Based on the results of the model, the weighted-average grant date fair value of stock options granted for 2024 and 2023 were $24.05 and $37.55, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2025	2024	2023
Risk-free interest rate	4.3%	4.3%	4.0%
Expected volatility	42.4%	40.4%	39.8%
Expected dividend yield	7.0%	6.7%	5.0%
Expected option life, in years	5	5	5
Stock Option Activity
The following table summarizes stock option activity during 2025:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	1,198	$153.09
Granted	—	—
Exercised	(4)	79.56
Canceled or expired	(113)	179.93
Outstanding at December 31	1,081	$150.54
Exercisable at December 31	827	$161.02
The total intrinsic value of stock options exercised was immaterial for the periods presented. The related tax benefits and cash received from the exercise of stock options was also immaterial for the periods presented.
The table below summarizes additional information related to stock options outstanding at December 31, 2025:

Options in thousands / dollars in millions, except per-share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	1,071	827
Weighted-average exercise price per share	$150.91	$161.02
Aggregate intrinsic value	$—	$—
Weighted-average remaining contractual term, in years	5	5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Stock Units
Eligible employees may receive restricted stock units or performance stock units as a portion of their total compensation.
Restricted stock units are typically granted to selected management employees on an annual basis and vest over three years. Periodically, restricted stock units may be granted to selected employees based on special recognition or retention circumstances and generally vest from three years to four years. Certain previously granted awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on Whirlpool common stock. These awards convert to unrestricted common stock at the conclusion of the vesting period.
Performance stock units are granted to management employees on an annual basis and generally vest at the end of a three year performance period, converting to unrestricted common stock at the conclusion of the vesting period. The final award may equal 0% to 200% of the target grant, based on Whirlpool performance results relative to pre-established goals.
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2025, 2024, and 2023 were $81.72, $104.67 and $125.44, respectively. The total fair value of stock units vested during 2025, 2024, and 2023 was $27 million, $48 million and $76 million, respectively.
The following table summarizes stock unit activity during 2025:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	993	$116.92
Granted	585	81.72
Canceled	(105)	104.47
Vested and transferred to unrestricted	(199)	134.80
Non-vested, at December 31	1,274	$93.66
Non-employee Director Equity Awards
In 2025, each non-employee director received an annual grant of unrestricted Whirlpool common stock, with the number of shares issued to the director determined by dividing $160,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders.
(13)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
In Q4 2025, the Company committed to a multi-region footprint optimization plan as part of an effort to reduce complexity. The plan includes severance and impairment charges. Total costs for these actions were $43 million, of which we incurred $7 million in employee termination costs and $36 million in asset impairments. The majority of these costs resulted in non-cash charges, with the cash settlements being paid in 2025.
Previously in 2025, the Company committed to workforce reduction plans globally, in an effort to reduce complexity and simplify our organization. Total costs for these actions were $20 million which were primarily employee termination costs. The majority of these costs resulted in cash settlements in 2025.
In March 2024, the Company committed to workforce reduction plans in the United States and globally, in an effort to reduce complexity and simplify our organizational model after the European

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
major domestic appliance transaction. The workforce reduction plans included involuntary severance actions as of the end of the first quarter of 2024. Total costs for these actions were $21 million, of which we incurred $14 million in employee termination costs and $7 million other associated costs. The majority of these costs resulted in cash settlements in 2024, and the remainder was paid in 2025.
During the second quarter of 2024, the Company evaluated additional restructuring actions as part of the Company's organizational simplification efforts. Total costs for these actions were $58 million, which were primarily employee termination costs. The majority of these costs resulted in cash settlements in 2024, and the remainder was paid in 2025.
The following tables summarize the changes to our restructuring liability during the twelve months ended December 31, 2025:

Millions of Dollars	December 31, 2024	Charge to Earnings	Cash Paid	Non-Cash and Other	December 31, 2025
Employee Termination	$4	$22	$(20)	$—	$5
Asset Impairment	—	38	—	(36)	2
Facility exit costs	—	—	—	—	—
Other exit costs	2	3	(4)	(1)	—
Total	$6	$63	$(24)	$(37)	$7
The following table summarizes restructuring charges by operating segment for 2025 and 2024:

Millions of dollars	2025 Charges	2024 Charges
MDA North America	34	31
MDA Latin America	25	23
SDA Global	1	5
Corporate / Other	3	20
Total	$63	$79
Restructuring expense was not material for the twelve months ended December 31, 2023.
(14) INCOME TAXES
Income tax expense was $142 million, $10 million, and $77 million in 2025, 2024 and 2023, respectively. The increase in tax expense in 2025 compared to 2024 is the result of higher earnings in 2025 and increase in valuation allowances that resulted from the India deconsolidation and restructuring transactions in 2025. These negative impacts were partially offset by tax benefits that were the result of continued legal entity simplification and the release of unrecognized tax benefits related to audit settlements in 2025.
The change in tax expense in 2024 compared to 2023 includes lower earnings and legal entity restructuring tax benefits related to simplifying our legal entity structure in 2024 to reduce administrative costs associated with the prior structure. The completion of the restructuring in 2024 created a tax deductible loss which was recognized in 2024 and resulted in a $721 million net tax benefit, partially offset by increases in valuation allowances and the divestiture tax impact.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table(s) summarizes the difference between an income tax expense/(benefit) at the United States statutory rate of 21% and the income tax expense/(benefit) at effective worldwide tax rates for the respective periods:

Millions of dollars	2025	2024	2023
Earnings (loss) before income taxes
United States	$(53)	$(294)	$9
Foreign	569	107	584
Earnings (loss) before income taxes	$516	$(188)	$593
We adopted ASU 2023-09, Improvements To Income Tax Disclosures, on a prospective basis beginning with the year ended December 31, 2025. The following table reconciles the United States statutory tax amount and rate of 21% to our worldwide tax expense (benefit) and rate for the year ended December 31, 2025.

	2025
Millions of dollars	Amount	Percent
U.S. federal statutory tax rate	$108	21.00%
State and local income taxes, net of federal income tax effect(1)	59	11.43%
Foreign tax effects
Argentina
Foreign tax rate differential	(8)	(1.55)%
Valuation allowance	21	4.07%
Brazil
Foreign tax rate differential	26	5.04%
Non-Taxable VAT Reimbursement	(27)	(5.23)%
Canada
Foreign accrual property income (FAPI)	7	1.36%
Withholding Tax	16	3.10%
Other	(1)	(0.19)%
Luxembourg
Nondeductible Interest	5	0.97%
Other	5	0.97%
Mauritius
Divestiture tax impact	(39)	(7.56)%
Foreign tax rate differential	(16)	(3.10)%
Mexico
Annual corporate inflation adjustment	(8)	(1.55)%
Foreign currency impacts	(20)	(3.88)%
Foreign tax rate differential	12	2.33%
Other	1	0.19%
Netherlands
Nondeductible Interest	8	1.55%
Other	(2)	(0.39)%
Other foreign jurisdictions	21	4.07%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	2025
Millions of dollars	Amount	Percent
Effect of cross-border tax laws
Foreign branch income	53	10.27%
Other	(4)	(0.78)%
Changes in valuation allowances	19	3.68%
Tax credits
R&D tax credits	(21)	(4.07)%
Nontaxable or nondeductible items	8	1.55%
Changes in unrecognizable tax benefits	(131)	(25.39)%
Other adjustments
Legal Entity restructuring tax impact	48	9.30%
Other	2	0.32%

Effective income tax rate	$142	27.52%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category includes Pennsylvania, California, & New Jersey for 2025.
The reconciliation of taxes at the United States statutory tax rate of 21% to our worldwide tax expense (benefit) for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Millions of dollars	2024	2023
Income tax (benefit) expense computed at United States statutory rate	$(39)	$125
U.S. government tax incentives	(19)	(20)
Foreign government tax incentives, including BEFIEX	(31)	(30)
Foreign tax rate differential	26	41
U.S. foreign tax credits	(65)	(43)
Valuation allowances	395	78
State and local taxes, net of federal tax benefit	(56)	(43)
Foreign withholding taxes	16	13
U.S. tax on foreign dividends and subpart F income	(57)	36
Settlement of global tax audits	32	43
Changes in enacted tax rates	10	1
Nondeductible loss on sale	56	5
Nondeductible fines and penalties	—	18
Legal entity debt restructuring	(3)	—
Divestiture tax impact	239	—
Legal entity restructuring tax impact	(721)	(170)
Expiration/Forfeiture of net operating losses	143	5
Foreign currency impacts	33	(23)
Non-deductible expenses	46	31
Other items, net	5	10
Income tax computed at effective worldwide tax rates	$10	$77

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Current and Deferred Tax Provision
The following table summarizes our income tax (benefit) provision for 2025, 2024 and 2023:

	2025		2024		2023
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$(91)	$43	$(6)	$(437)	$(27)	$(212)
Foreign	103	12	184	393	197	155
State and local	(1)	76	9	(133)	(3)	(33)
	$11	$131	$187	$(177)	$167	$(90)
Total income tax expense		$142		$10		$77
United States Tax on Foreign Dividends
Prior to 2024, we reinvested all unremitted earnings of the majority of our foreign subsidiaries and affiliates, and therefore had not recognized any U.S. deferred tax liability on those earnings. The Company had cash and cash equivalents of approximately $669 million at December 31, 2025, of which approximately $644 million was held by subsidiaries in foreign countries. Certain funds outside of the United States could be repatriated to fund our U.S. operations. If these funds were repatriated, they would likely not be subject to United States federal income tax under the previously taxed income or the dividend exemption rules. However, we would likely be required to accrue and pay United States state and local taxes and withholding taxes payable to various countries. The Company has accrued an $11 million income tax liability on the balance sheet as of December 31, 2025, as an estimate of this hypothetical tax obligation (as compared to $15 million at December 31, 2024).
Valuation Allowances
At December 31, 2025, we had net operating loss carryforwards of $4.1 billion, $1.5 billion of which were U.S. state net operating loss carryforwards, compared to $3.8 billion and $1.2 billion at December 31, 2024, respectively. The increase in net operating loss carryforwards was primarily driven by operating losses in certain jurisdictions in 2025. Of the total net operating loss carryforwards at December 31, 2025, $0.9 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2045. At December 31, 2025, we had $424 million of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2032 and 2045.
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $960 million at December 31, 2025 consists of $628 million of net operating loss carryforward deferred tax assets and $332 million of other deferred tax assets. Our recorded valuation allowance was $885 million at December 31, 2024 and consisted of $601 million of net operating loss carryforward deferred tax assets and $284 million of other deferred tax assets. The increase in our valuation allowance was primarily driven by the creation of additional net operating losses that are not expected to be realized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The amounts of cash taxes paid by (refunded to) Whirlpool are as follows:

Millions of dollars	2025
Federal	$(1)
State	(9)
Foreign
Brazil	28
Canada	13
India	11
Mexico	77
All other foreign	17

Total Income taxes, net of amounts refunded	$136
Deferred Tax Liabilities and Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2025 and 2024:

Millions of dollars	2025	2024
Deferred tax liabilities
Intangibles	$252	$249
Property, net	124	126
Right of use assets	171	171
Other	14	59
Total deferred tax liabilities	$561	$605
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	$428	$363
Lease liabilities	181	179
Pensions	25	33
Loss carryforwards	884	911
Postretirement obligations	26	28
Foreign tax credit carryforwards	221	151
Research and development capitalization	361	367
Employee payroll and benefits	31	53
Accrued expenses	96	82
Product warranty accrual	40	41
Receivable and inventory allowances	48	41
Disallowed business interest carryforwards	182	164
Outside basis differences	182	339
Other	128	153
Total deferred tax assets	$2,833	$2,905
Valuation allowances for deferred tax assets	(960)	(885)
Deferred tax assets, net of valuation allowances	$1,873	$2,020
Net deferred tax assets	$1,312	$1,415

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law. Among other changes to the Internal Revenue Code of 1986, as amended (the “Code”), the IRA imposes a 15% corporate alternative minimum tax on certain corporations (the “CAMT”). To the extent a corporation is subject to the CAMT in a prior taxable year and in a later taxable year is subject to the regular corporate tax, such corporation may apply the prior amounts paid under the CAMT against its regular tax liability to the extent such credits do not reduce the regular tax liability below the CAMT applicable in such taxable year. We have no CAMT liability nor related deferred tax asset carryforward as of December 31, 2025.

Unrecognized Tax Benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2025	2024	2023
Balance, January 1	$349	$380	$589
Additions for tax positions of the current year	8	10	13
Additions for tax positions of prior years	8	14	22
Reductions for tax positions of prior years	(2)	(52)	(56)
Settlements during the period (1)	(251)	(3)	(188)
Lapses of applicable statute of limitation	—	—	—
Balance, December 31	$112	$349	$380
(1) During the fourth quarter of both 2023 and 2025, the Company resolved a number of disputed tax positions with the U.S. and other tax authorities. The Company had previously recorded reserves for the risk associated with these tax positions, and the settlement of these matters resulted in a reduction in the Company's unrecognized tax benefits, which is shown in the table above.
Interest and penalties associated with unrecognized tax benefits resulted in a net benefit of $7 million, net expense of $14 million and net benefit of $12 million in December 31, 2025, 2024 and 2023, respectively. We have accrued a total of $49 million, $53 million and $78 million at December 31, 2025, 2024 and 2023, respectively.
We are in various stages of tax disputes (including audits, appeals and litigation) with certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. We are no longer subject to any significant tax disputes (including audits, appeals and litigation) for the years before 2012 relating to US Federal income taxes and for the years before 2004 relating to any state, local or foreign income taxes.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Our reportable segments consist of Major Domestic Appliances ("MDA") North America; MDA Europe, MDA Latin America; and Small Domestic Appliances ("SDA") Global. All prior period amounts have been reclassified to conform with current period presentation. As of December 31, 2025, the operations previously reported within the MDA Asia segment are no longer reported as a segment as a result of the deconsolidation of Whirlpool India. Prior period segment information has been recast to retrospectively reflect this change. The MDA Europe business was deconsolidated upon the completion of the European contribution agreement transaction with Arcelik as of April 1, 2024. For additional information see Note 16 to the Consolidated Financial Statements.
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
Total assets by segment are those assets directly associated with the respective operating activities. The "Other" column primarily includes operations previously reported in our MDA Asia segment, corporate expenses, assets, as well as restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the segment's ongoing performance. The "Eliminations" column includes intercompany activity. Intersegment sales are eliminated within each segment.
The table below summarizes performance by operating segment for the periods presented:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	OPERATING SEGMENTS
Millions of dollars	MDA North America	MDA Latin America	MDA Europe (1)	SDA Global	Other	Eliminations	Total Whirlpool
Net sales
2025	$10,158	$3,272	$—	$1,108	$986	$—	$15,524
2024	10,236	3,498	804	1,013	1,056	—	16,607
2023	10,761	3,352	3,403	970	969	—	19,455
Cost of Products Sold
2025	$8,815	$2,812	$—	$700	$811	$—	$13,138
2024	8,784	2,966	726	659	891	—	14,026
2023	8,927	2,853	3,053	640	812	—	16,285
Other segment expenses/(income)
2025	$845	$259	$—	$231	$228	$—	$1,563
2024	787	287	87	209	1,148	—	2,518
2023	826	312	325	191	600	—	2,254
EBIT
2025	$499	$201	$—	$177	$(53)	$—	$824
2024	665	245	(9)	145	(983)	—	63
2023	1,008	187	25	139	(443)	—	916
Intersegment sales
2025	$109	$1,305	$—	$1	$39	$(1,455)	$—
2024	117	1,224	23	13	43	(1,420)	—
2023	210	1,530	81	—	43	(1,864)	—
Total assets
2025	$9,994	$3,962	$—	$1,248	$8,474	$(7,677)	$16,001
2024	9,693	3,813	—	1,087	9,013	(7,305)	16,301
2023	10,216	4,037	685	1,134	17,165	(15,925)	17,312
Capital expenditures
2025	$184	$156	$—	$18	$31	$—	$389
2024	178	181	22	14	56	—	451
2023	216	133	104	16	80	—	549
Depreciation and amortization
2025	$189	$62	$—	$18	$69	$—	$338
2024	175	63	—	17	78	—	333
2023	200	66	—	13	82	—	361
(1) MDA Europe consisted of our European major domestic appliance business which was contributed to Beko Europe as of April 1, 2024. See Note 16 to the Consolidated Financial Statements for additional information on the transaction.
Sales to Lowe's, a North American retailer, represented approximately 15%, 13%, and 13% of our consolidated net sales in 2025, 2024 and 2023, respectively. Lowe's represented approximately 44% and 38% of our consolidated accounts receivable as of December 31, 2025 and 2024, respectively.
The United States individually comprised at least 10% of consolidated net sales in 2025, 2024 and 2023 in the amounts of $10.1 billion, $10.1 billion and $10.5 billion, respectively.
Brazil individually comprised at least 10% of consolidated net sales in 2025, 2024 and 2023 in the amounts of $2.4 billion, $2.5 billion and $2.4 billion respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the countries that represent at least 10% of consolidated long-lived assets for the years ended December 31, 2025 and 2024. Long-lived assets includes property, plant and equipment and right-of-use assets at December 31, 2025 and 2024.

Millions of dollars	United States	Mexico	All Other Countries	Total
2025
Long-lived assets	$2,059	$555	$376	$2,990

Millions of dollars	United States	Mexico	All Other Countries	Total
2024
Long-lived assets	$1,986	$522	$607	$3,115
The following table summarizes the reconciling items in the Other column for total EBIT for the periods presented:

	Twelve Months Ended December 31,
in millions	2025	2024	2023
Items not allocated to segments:
Restructuring charges	$(63)	$(79)	$(16)
(Loss) gain on sale and disposal of businesses	280	(264)	(106)
Impairment of goodwill and other intangibles	(106)	(381)	—
Equity method investment income (loss)	(34)	(107)	(28)
Legacy EMEA legal matters	(2)	2	(94)
MDA Asia	50	41	22
Corporate expenses and other	(179)	(195)	(221)
Total other	$(53)	$(983)	$(443)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Statements of Income (Loss) is shown in the table below for the periods presented:

	Twelve Months Ended December 31,
in millions	2025	2024	2023
Operating profit	$838	$143	$1,015
Interest and sundry (income) expense	(20)	(27)	71
Equity method investment income (loss), net of tax	(34)	(107)	(28)
Total EBIT	$824	$63	$916
Interest expense	341	358	351
Income tax expense	142	10	77
Net earnings (loss)	$341	$(305)	$488
Less: Net earnings (loss) available to noncontrolling interests	23	18	7
Net earnings (loss) available to Whirlpool	$318	$(323)	$481

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(16)    ACQUISITIONS AND DIVESTITURES
Whirlpool India share sale
On November 30, 2023, the Company announced its intention to enter into one or more transactions to sell up to 24% of the outstanding shares of its publicly listed Whirlpool of India Limited subsidiary ("Whirlpool India") in 2024, and to retain a majority interest following completion of the sale.
On February 20, 2024, the Company's wholly-owned subsidiary, Whirlpool Mauritius Limited ("Seller"), executed the sale of 30.4 million equity shares of Whirlpool India via a market transaction. The sale, which was accounted for as an equity transaction, reduced Seller's ownership in Whirlpool India from 75% to 51%, and generated proceeds of $462 million on settlement.
In January 2025, we announced our intent to reduce our ownership stake in Whirlpool India and continue to evaluate various transaction structures, including via market sale and negotiated transaction. In October 2025, we signed certain brand license, technology license, and transition service agreements with Whirlpool India.
During the fourth quarter of 2025, following approval from the Board of Directors, the Company sold an approximately 11% ownership interest in Whirlpool India for proceeds of approximately $166 million. Upon completion of the sale on November 28, 2025, the Company’s ownership interest was reduced from 51% to approximately 40%. We are pleased with our retained position and will continue to evaluate all options to further reduce our debt throughout 2026 in line with our guidance and capital allocation priorities.
As a result of the loss of a controlling financial interest, the Company deconsolidated     Whirlpool India during the fourth quarter of 2025. Whirlpool India holds a 97% controlling equity ownership in Elica PB India, which was also deconsolidated as part of the transaction.
In connection with the sale, we recorded a gain, net of transaction and other costs, of $251 million during the three and twelve months ended December 31, 2025. The total transaction amount includes $599 million for the fair value of the interest retained, $278 million for the carrying value of the non-controlling interest in Whirlpool India, and $166 million of consideration received from the sale of shares.
The gain on sale is equal to the difference between this total transaction amount and the carrying value of Whirlpool India’s net assets of $378 million, further adjusted for the allocation of $217 million of goodwill to the disposal group, the release of $187 million of cumulative foreign currency translation adjustments, and $10 million of divestment costs.

The fair value of the interest retained was based on the ownership amount and the stock price of Whirlpool India as of the closing date of the transaction. Subsequent to the transaction, we account for the remaining minority interest under the equity method of accounting as of December 31, 2025.

The operations of Whirlpool India did not meet the criteria to be presented as discontinued operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
For additional information see Note 10 to the Consolidated Financial Statements.
The carrying amounts of the major classes of Whirlpool India’s assets and liabilities as of December 31, 2024 include the following:

Millions of dollars	December
2024
Cash and cash equivalents	$292
Accounts receivable, net of allowance of $2	42
Inventories	126
Prepaid and other current assets	33
Property, net of accumulated depreciation of $162	88
Other noncurrent assets	70
Total assets	$651

Accounts payable	$118
Accrued expenses	83
Other current liabilities	24
Other noncurrent liabilities	70
Total liabilities	$295
Earnings before income taxes prior to the share transfer of Whirlpool India are as follows for the periods presented:

	Twelve Months Ended December 31,
in millions	2025	2024	2023
Earnings (loss) before income taxes	$40	$30	$8
Latin America sale of Brastemp water filtration subscription business
On January 16, 2024, the Company entered into a share purchase agreement with a third-party buyer to sell the Company's Brastemp-branded water filtration subscription business in the Latin America segment and the transaction closed on July 1, 2024. The Company received proceeds of approximately 294 million Brazilian reais (approximately $52 million at the date of transaction) and recorded a gain of approximately $34 million during the third quarter of 2024. The disposal group met the criteria of held for sale at December 31, 2023. The carrying amounts of the disposal group's assets and liabilities as of December 31, 2024 and December 31, 2023, respectively, were immaterial. The disposal group's earnings (loss) available to Whirlpool before income taxes for the twelve months ended December 31, 2024, and December 31, 2023, respectively, were also immaterial.

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
The European disposal group was deconsolidated as of April 1, 2024. The following table summarizes the European major appliances business' earnings (loss) available to Whirlpool before income taxes for the twelve months ended December 31, 2025, 2024 and 2023, respectively:

	Twelve Months Ended December 31,
in millions	2025	2024	2023
Earnings (loss) before income taxes	$—	$(9)	$28
Earnings (loss) before income taxes excludes intercompany other income and expense which eliminates at Total Whirlpool level.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management's annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management's assessment of the effectiveness of our internal control over financial reporting as part of this report. Management's report is included on page 122 of this report under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.
Our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 123 of this report under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in ITEM 1 of PART I of this report under "Information About Our Executive Officers."
Information regarding the background of the directors, matters related to the Audit Committee, information on our insider trading policy, and the process by which our shareholders may recommend nominees to our Board of Directors can be found under the captions "Directors and Nominees for Election as Directors," "Board of Directors and Corporate Governance - Board of Directors and Committees," "Board of Directors and Corporate Governance - Committee Member Independence and Expertise," "Board of Directors and Corporate Governance - Insider Trading Arrangements and Policies," "Audit Committee Report" and "Board of Directors and Corporate Governance - Director Nominations by Stockholders" in the proxy statement, which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2025 ("Proxy Statement").
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
Insider Trading Arrangements and Policies
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted a "Policy On Insider Trading; Use and Disclosure of Material Non-Public Information" (the "Insider Trading Policy"), which governs transactions in our securities by our directors, officers, employees, contractors, and consultants, as well as by Whirlpool Corporation itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy linked in the exhibit index as Exhibit 19.1.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding compensation of our executive officers and directors can be found under the captions "Non-employee Director Compensation," "Compensation Discussion and Analysis," "2025 Executive Compensation Tables," "Pay Ratio Disclosure," "Pay Versus Performance Disclosure," "Compensation Risk Assessment," and "Human Resources Committee Interlocks and Insider Participation" in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption "Human Resources Committee Report" in the Proxy Statement, which is incorporated herein by reference; however, such information is only "furnished" hereunder and not deemed "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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
(a) The following documents are filed as a part of this report:
1. Financial statements
2. Financial Statement Schedules - "Schedule II - Valuation and Qualifying Accounts" is contained on page 127 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
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
YEAR ENDED DECEMBER 31, 2025

The following exhibits are submitted herewith or incorporated herein by reference in response to Items 15(a)(3) and 15(b). Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) of Form 10-K is identified by a "(Z)."

Number and Description of Exhibit
2(i)**
Contribution Agreement dated January 16, 2023 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arçelik A.Ş., Beko Europe B.V. and Ardutch B.V. [Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (Commission file number 1-3932) filed January 17, 2023]

2(ii)**
Deed of Amendment to Contribution Agreement dated March 28, 2024 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arcelik A.S., Beko B.V., and Beko Europe B.V. [Incorporated by reference from Exhibit 2.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2024]

2(iii)
Supplementary Deed to Contribution Agreement date March 28, 2024 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC Arçelik A.Ş., Beko Europe B.V. and Beko B.V. [Incorporated by reference from Exhibit 2.6 to the Company's Form 10-K (Commission file number 1-3932) filed February 13, 2025]

2(iv)
Second Supplementary Deed to Contribution Agreement dated March 28, 2024 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arçelik A.Ş., Beko Europe B.V. and Beko B.V. [Incorporated by reference from Exhibit 2.7 to the Company's Form 10-K (Commission file number 1-3932) filed February 13, 2025]

2(v)
Third Supplementary Deed to Contribution Agreement dated November 12, 2024 by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arçelik A.Ş., Beko Europe B.V. and Beko B.V. [Incorporated by reference from Exhibit 2.8 to the Company's Form 10-K (Commission file number 1-3932) filed February 13, 2025]

3(i)
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
Waiver and Release Agreement executed March 7, 2024 by and between the Company and Ava Harter (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on March 8, 2024]

10(iii)(uu)
Services Agreement dated January 6, 2025 between Whirlpool Corporation and Giles Morel (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2025]

10(iii)(vv)
Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan Strategic Excellence Program Standard Performance Restricted Stock Unit Award Document (Z) [Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2025]

10(iii)(ww)
Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan Strategic Excellence Program Transition Performance Restricted Stock Unit Award Document (Z) [Incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2025]

10(iii)(xx)
Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan Strategic Excellence Program Restricted Stock Unit Award Document (Z) [Incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2025]

10(iii)(yy)
Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan Retention Restricted Stock Unit Award Document (Z) [Incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2025]

10(iii)(zz)
Amendment No. 2 to the Whirlpool Corporation 2023 Omnibus Stock and Incentive Plan [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 16, 2025]

19.1
Policy On Insider Trading; Use and Disclosure of Material Non-Public Information [Incorporated by reference from Exhibit 19.1 to the Company's Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2024]

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

WHIRLPOOL CORPORATION (Registrant)
By:	/s/ ROXANNE L. WARNER	February 11, 2026
Roxanne L. Warner Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MARC R. BITZER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Marc R. Bitzer

/s/ ROXANNE L. WARNER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Roxanne L. Warner

/s/ TODD TOMCZAK	Vice President and Corporate Controller (Principal Accounting Officer)
Todd Tomczak

MARY ELLEN ADCOCK*	Director
Mary Ellen Adcock

SAMUEL R. ALLEN*	Director
Samuel R. Allen

JUDITH K. BUCKNER*	Director
Judith K. Buckner

GREG CREED*	Director
Greg Creed

DIANE M. DIETZ*	Director
Diane M. Dietz

GERRI T. ELLIOTT*	Director
Gerri T. Elliott

RICHARD J. KRAMER*	Director
Richard J. Kramer

JENNIFER A. LACLAIR*	Director
Jennifer A. LaClair

JOHN D. LIU*	Director
John D. Liu

JAMES M. LOREE*	Director
James M. Loree

HARISH MANWANI*	Director
Harish Manwani

JOHN G. MORIKIS*	Director
John G. Morikis

RUDY WILSON*	Director
Rudy Wilson

*By:	/s/ ROXANNE L. WARNER	Attorney-in-Fact	February 11, 2026
Roxanne L. Warner

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

/s/ ROXANNE L. WARNER
Roxanne L. Warner
Executive Vice President and Chief Financial Officer
February 11, 2026

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
The management of Whirlpool assessed the effectiveness of Whirlpool's internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the assessment and those criteria, management concluded that Whirlpool maintained effective internal control over financial reporting as of December 31, 2025.
Whirlpool's independent registered public accounting firm has issued an audit report on its assessment of Whirlpool's internal control over financial reporting. This report appears on page 126.

/s/ MARC R. BITZER	/s/ ROXANNE L. WARNER
Marc R. Bitzer	Roxanne L. Warner
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 11, 2026	February 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Whirlpool Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Indefinite Lived Intangible Assets

Description of the Matter
At December 31, 2025, the balance of the Maytag, InSinkErator, and JennAir trademarks, which are indefinite lived intangible assets, was $640 million, $1.3 billion, and $198 million, respectively. As discussed in Note 1, Note 5, and Note 10 to the consolidated financial statements, indefinite lived intangible assets are tested for impairment at least annually or when impairment indicators are present. The Company performed its annual impairment test for the Maytag, InSinkErator, and JennAir trademarks in the fourth quarter of 2025. As a result of the impairment tests, the Company recorded an impairment charge of $106 million for the JennAir trademark. There was no impairment for the Maytag or InSinkErator trademarks.

Auditing management’s assessment of the estimated fair value of the Maytag, InSinkErator, and JennAir trademarks was complex and required the involvement of valuation specialists due to the judgmental nature of the assumptions used in the valuation process. The fair value estimates were sensitive to significant assumptions including forecasted revenue, royalty rate and discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite lived intangible asset fair value assessment process. This included testing the controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Maytag, InSinkErator, and JennAir trademarks, our audit procedures included, among others, assessing the methodology used to develop the estimate of fair value and testing the significant assumptions described above. This included comparing the assumptions of forecasted revenue growth used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses to evaluate the changes in the fair value of the trademarks that would result from changes in the assumptions described above. We also involved our valuation specialist to assist in evaluating the valuation methodology, the royalty rate and discount rate used in the valuation.

Revenue Recognition - Accrued Promotional Liability

Description of the Matter
As of December 31, 2025, the Company’s accrued promotional liability was $755 million. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company recognizes a reduction to revenue and a corresponding accrued promotional liability based on the amount of customer sales incentives to be paid to trade customers. This estimate is accounted for as a reduction to revenue in the period incurred and primarily calculated using the expected value method.

Auditing the accrued promotional liability for certain US sales incentives was complex due to the large volume of activity and the inherent estimation uncertainty in the process performed to estimate the reduction to revenue and corresponding promotional liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the completeness and valuation of the reduction to revenue and corresponding promotional liability. For example, we tested controls over management’s review of the total reduction of revenue as well as their review of the adjustments to the accrual.

Our audit procedures over completeness and valuation included, among others, testing a sample of key inputs to the promotional liability, including reviewing customer contractual agreements. We performed testing over activity subsequent to the balance sheet date to determine the impact, if any, these items have on the 2025 financial statements. In addition, we performed a lookback analysis which compares the amount accrued in the prior year to the amount subsequently paid to evaluate the estimation process.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1927.

Chicago, Illinois
February 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Whirlpool Corporation

Opinion on Internal Control over Financial Reporting
We have audited Whirlpool Corporation's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Whirlpool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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
February 11, 2026

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2025, 2024 and 2023
(Millions of dollars)

Description	Balance at Beginning of Period	Charged to Cost and and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2025:	$46	$10	$—	$56
Year Ended December 31, 2024:	47	12	(13)	46
Year Ended December 31, 2023:	49	1	(3)	47
Deferred tax valuation allowance (2)
Year Ended December 31, 2025:	$885	$75	$—	$960
Year Ended December 31, 2024:	490	395	—	885
Year Ended December 31, 2023:	412	78	—	490
(1)With respect to allowance for doubtful accounts, the amounts represent accounts charged off, net of translation adjustments and transfers. Recoveries were nominal for 2025, 2024 and 2023.
(2)For additional information about our deferred tax valuation allowances, refer to Note 14 to the Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]