Form 10-Q
period 2026-03-31
WHIRLPOOL CORP /DE/
filed 2026-05-07
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-3932
WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		38-1490038
(State of Incorporation)		(I.R.S. Employer Identification No.)

2000 North M-63
Benton Harbor,	Michigan	49022-2692
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code (269) 923-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $1.00 per share	WHR	New York Stock Exchange	and	NYSE Texas
Depositary Shares, each representing a 1/20th interest in a share of 8.50% Series A Mandatory Convertible Preferred Stock, par value $1.00 per share	WHR-PRA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at May 1, 2026
Common stock, par value $1.00 per share	64,823,121

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2026

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this quarterly report, including those within the forward-looking perspective section within this Management's Discussion and Analysis section, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "guarantee," "seek," "target," "would," "committed," "undertake," and the negative of these words and words and terms of similar substance. In addition, any statements that refer to strategic or transactional objectives, including M&A and divestitures; India transaction expectations; operational planning or implementation, including technology and workforce management; financial projections or goals, including, credit facility timing, capital allocation and tax impacts; external or macroeconomic risks, such as supply chain volatility and geopolitical conditions; legal, regulatory or sustainability matters; or other characterizations of future events or circumstances, are forward-looking statements. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
Whirlpool disclaims any obligation to update these statements. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers and builders; (3) Whirlpool's ability to maintain its reputation and brand image; (4) Whirlpool's ability to achieve its business objectives and successfully manage its strategic portfolio transformation and outsourced business unit service model; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past transactions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) risks related to Whirlpool's international operations; (10) Whirlpool's ability to respond to unanticipated social, political and/or economic events, including epidemics/pandemics; (11) information technology system and cloud failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (12) product liability and product recall costs; (13) Whirlpool's ability to attract, develop and retain executives and other qualified employees; (14) the impact of labor relations; (15) fluctuations in the cost of key materials (including steel, resins, and base metals) and components and the ability of Whirlpool to offset cost increases; (16) Whirlpool's ability to manage foreign currency fluctuations; (17) impacts from goodwill, intangible asset and/or inventory impairment charges; (18) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (19) impacts from credit rating agency downgrades; (20) litigation, tax, and legal compliance risk and costs; (21) the effects and costs of governmental investigations or related actions by third parties; (22) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, taxes and AI; (23) the impacts of changes in foreign trade policies, including tariffs; (24) Whirlpool's ability to respond to the impact of climate change and climate change or other environmental regulation; and (25) the uncertain global economy and changes in economic conditions; (26) financing and liquidity uncertainty including payment of dividends on our Mandatory Convertible Preferred Stock; (27) the dilutive effect of conversion and potential dividend payments in common stock for our Mandatory Convertible Preferred Stock; (28) the liquidation preference of our Mandatory Convertible Preferred Stock above our common stock; (29) potential delays in closing or inability to close our private placement transaction; and (30) reduced operational flexibility and liquidity under our potential Asset-Based loan facility.
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

Additional information concerning these and other factors can be found in the "Risk Factors" section of our Annual Report on Form 10-K, as updated in Part II, Item 1A of this report.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2026	2025
Net sales	$3,273	$3,621
Expenses
Cost of products sold	2,858	3,014
Gross margin	415	607
Selling, general and administrative	359	406
Intangible amortization	6	7
Restructuring costs	32	10
Operating profit	18	184
Other (income) expense
Interest and sundry (income) expense	(8)	(32)
Interest expense	77	77
Earnings (loss) before income taxes	(51)	139
Income tax expense (benefit)	14	43
Equity method investment income (loss), net of tax	(17)	(17)
Net earnings (loss)	(82)	79
Less: Net earnings (loss) available to noncontrolling interests	—	7
Net earnings (loss) available to Whirlpool shareholders	(82)	71
Less: Mandatory convertible preferred stock dividends accumulated during the period	4	—
Net earnings (loss) available to Whirlpool common shareholders	$(85)	$71
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$(1.43)	$1.29
Diluted net earnings (loss) available to Whirlpool	$(1.43)	$1.28
Dividends declared	$0.90	$1.75
Weighted-average shares outstanding (in millions)
Basic	59.6	55.6
Diluted	59.6	55.8

Comprehensive income (loss)	$17	$(34)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$626	$669
Accounts receivable, net of allowance of $59 and $56, respectively	1,158	1,276
Inventories	2,241	2,307
Prepaid and other current assets	928	654
Assets held for sale	17	17
Total current assets	4,969	4,924
Property, net of accumulated depreciation of $5,598 and $5,547, respectively	2,336	2,194
Right of use assets	757	796
Goodwill	3,103	3,103
Investment in affiliated companies	813	827
Other intangibles, net of accumulated amortization of $470 and $464, respectively	2,557	2,563
Deferred income taxes	1,338	1,327
Other noncurrent assets	304	266
Total assets	$16,177	$16,001
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,252	$3,704
Accrued expenses	419	448
Accrued advertising and promotions	383	755
Employee compensation	172	208
Notes payable	312	351
Current maturities of long-term debt	577	586
Other current liabilities	543	460
Total current liabilities	5,659	6,513
Noncurrent liabilities
Long-term debt	5,564	5,583
Pension benefits	60	64
Postretirement benefits	92	92
Lease liabilities	651	669
Other noncurrent liabilities	378	365
Total noncurrent liabilities	6,746	6,773
Stockholders' equity
Mandatory convertible preferred stock, 8.50% Series A, $1 par value, 10 million shares authorized; 575 thousand issued and outstanding as of March 31, 2026; none issued and outstanding as of December 31, 2025; aggregate liquidation preference $575	1	—
Common stock, $1 par value, 250 million shares authorized, 73 million and 65 million shares issued, respectively, and 65 million and 56 million shares outstanding, respectively	73	65
Additional paid-in capital	4,558	3,485
Retained earnings	1,187	1,330
Accumulated other comprehensive loss	(1,525)	(1,624)
Treasury stock, 8 million and 9 million shares, respectively	(510)	(530)
Total Whirlpool stockholders' equity	3,783	2,726
Noncontrolling interests	(11)	(11)
Total stockholders' equity	3,772	2,715
Total liabilities and stockholders' equity	$16,177	$16,001

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2026	2025
Operating activities
Net earnings (loss)	$(82)	$79
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	99	83
Equity method investment (income) loss, net of tax	17	17
Share based compensation and other	24	58
Changes in assets and liabilities:
Accounts receivable	119	(80)
Inventories	85	(341)
Accounts payable	(495)	(83)
Accrued advertising and promotions	(374)	(325)
Accrued expenses and current liabilities	(26)	2
Taxes deferred and payable, net	(27)	7
Accrued pension and postretirement benefits	5	(2)
Employee compensation	(40)	(46)
Other	(132)	(90)
Cash provided by (used in) operating activities	(827)	(721)
Investing activities
Capital expenditures	(68)	(72)
Purchase of previously leased assets	(157)	—
Cash provided by (used in) investing activities	(225)	(72)
Financing activities
Net proceeds (repayments) from short-term borrowings	(40)	599
Dividends paid	(58)	(97)
Common stock issuance, net of issuance costs	524	—
Mandatory convertible preferred stock issuance, net of issuance costs	557	—
Other	2	1
Cash provided by (used in) financing activities	985	503
Effect of exchange rate changes on cash and cash equivalents	24	39
Increase (decrease) in cash and cash equivalents	(44)	(251)
Cash and cash equivalents at beginning of year	669	1,275
Cash and cash equivalents at end of period	$626	$1,024

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2025.
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
Risks and Uncertainties
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at March 31, 2026.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after May 7, 2026, including those resulting from the impacts of macroeconomic volatility including with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The results of the annual assessment performed as of October 1, 2025 determined that the carrying value of the JennAir trademark exceeded its fair value by $106 million. The trademark remains at risk for future impairment at March 31, 2026. The InSinkErator and Maytag trademarks are also at risk for impairment at March 31, 2026. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively affect revenues for the JennAir, Maytag and InSinkErator trademarks, but we remain committed to the strategic actions necessary to realize the long-term forecasted revenues and profitability of these trademarks.
A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance for our JennAir, Maytag and InSinkErator trademarks, among other factors, as a result of the macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the first quarter of 2026.
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
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of March 31, 2026 and December 31, 2025, these arrangements include residual value guarantees of up to approximately $300 million and $504 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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
In March 2026, we purchased five assets previously subject to synthetic lease agreements, paying $157 million to acquire the legal title to the underlying assets. In connection with the acquisitions, the related lease right‑of‑use assets of $29 million and lease liabilities of $28 million were derecognized from the Consolidated Condensed Balance Sheet. The difference between the consideration paid and the carrying amount of the lease liabilities was reflected as an adjustment to the cost basis of the acquired properties within Property, net of accumulated depreciation. The Consolidated Condensed Statement of Cash Flows reflects the purchase of the previously leased assets of $157 million within Purchase of previous lease obligations. Expenses associated with these transactions did not have a material impact on the results for the quarter.
Supply Chain Financing Arrangements
The Company has ongoing agreements globally with various third-parties to provide certain suppliers the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. Under these agreements, the average payment terms range from 120 to 180 days and are based on industry standards and best practices within each of our segments. Whirlpool has no assets pledged as part of our global programs.

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

Millions of dollars	Outstanding Obligations
Confirmed obligations outstanding as of December 31, 2025	$772
Invoices confirmed during the period	448
Confirmed invoices paid during the period	(588)
Impact of foreign currency	20
Confirmed obligations outstanding as of March 31, 2026	$652
Equity Method Investments
Our primary equity method investments include partial ownership in Whirlpool China, an entity that was previously controlled by the Company, partial ownership in Beko Europe B.V. ("Beko"), an entity resulting from the April 1, 2024 transaction with Arcelik, and partial ownership in Whirlpool India, an entity that was previously controlled by the Company. Whirlpool China, Beko, and Whirlpool India are considered related parties. For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
The following table summarizes the amounts related to the Company's primary equity method investments during the periods presented.

Millions of dollars	Reporting Lag	March 31, 2026		December 31, 2025
		Percentage Ownership	Carrying Amount	Percentage Ownership	Carrying Amount
Beko Europe B.V.	1 month	25%	$—	25%	$19
Whirlpool China	1 month	20%	$202	20%	$196
Whirlpool India	3 months	40%	$596	40%	$599
As of March 31, 2026, the net carrying amount of the Beko Europe investment is zero, reflecting the recognition of cumulative equity method investment losses. The fair value of our investment in Whirlpool China, based on the quoted market price, is $226 million as of March 31, 2026.
In November 2025, we completed a market transaction reducing our ownership in Whirlpool India from 51% to approximately 40%. The fair value of the investment in Whirlpool India at the date of deconsolidation on December 1, 2025, was $599 million based on the quoted market price (Level 1 input). The sale date fair value of investment in Whirlpool India exceeded the Company’s proportionate share of Whirlpool India’s underlying net assets by approximately $448 million. This basis difference has been allocated as follows: $94 million to identifiable intangible assets (primarily customer relationships), which are being amortized over a useful life of 18 years, and $18 million to other assets, which are amortized over their useful lives of up to 10 years. The residual difference of $336 million is recognized as equity method goodwill, which is not amortized but is monitored for impairment as part of the total investment. As of March 31, 2026, based on quoted market price, the fair value of this investment is $423 million.
Management has concluded that there are no indicators of other than temporary impairment related to these investments.

The following tables summarize the amounts recorded related to the Company's primary equity method investments during the periods presented.

Millions of dollars	March 31, 2026	December 31, 2025
Accounts Payable	$205	$198

Millions of dollars	Three Months Ended March 31,
	2026	2025
Purchases	$122	$100
The licensing revenue from our equity method investments and their subsidiaries is not material for the periods presented. There are also no material accounts receivable or sales with these investments for the periods presented.
For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
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
In December 2025, the FASB issued Update 2025‑07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements and Share‑Based Noncash Consideration. The amendments introduce a new scope exception for certain contracts or embedded features whose underlying is based on operations or activities specific to one of the parties to the contract. The ASU also clarifies the accounting for share‑based noncash consideration received from a customer, specifying that such consideration is generally accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The new standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new standard.
All other issued and not yet effective accounting standards are not relevant or material to the Company.

(2)    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. For additional information on the disaggregated revenues by operating segment, see Note 13 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
Millions of dollars	2026	2025
Major product categories:
Laundry	$980	$1,026
Refrigeration	916	1,100
Cooking	797	839
Dishwashing	263	295
Total major product category net sales	$2,956	$3,260
Spare parts and warranties	137	137
Other	180	224
Total net sales	$3,273	$3,621
Other revenue sources primarily include the revenues from the InSinkErator business, subscription arrangements, and licenses.
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three months ended March 31, 2026.
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
The following table summarizes our allowance for expected credit losses and bad debt expense by operating segment for the three months ended March 31, 2026:

Millions of dollars	December 31, 2025	Charged to Earnings	Write-offs	Foreign Currency	Other	March 31, 2026
Accounts receivable allowance
MDA North America	$12	$—	$—	$—	$—	$12
MDA Latin America	39	3	(2)	—	—	40
SDA Global	3	1	—	—	—	4
Other	2	—	—	—	—	2
Consolidated	$56	$4	$(2)	$—	$—	$59
Financing receivable allowance
MDA Latin America	$26	$—	$—	$1	$—	$27
Consolidated	$82	$4	$(2)	$1	$—	$86

(3)    INVENTORIES
The following table summarizes our inventories at March 31, 2026 and December 31, 2025:

Millions of dollars	March 31, 2026	December 31, 2025
Finished products	$1,705	$1,750
Raw materials and work in process	536	557
Total Inventories	$2,241	$2,307
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at March 31, 2026 and December 31, 2025:

Millions of dollars	March 31, 2026	December 31, 2025
Land	$28	$26
Buildings	1,190	1,024
Machinery and equipment	6,715	6,691
Accumulated depreciation	(5,598)	(5,547)
Property, plant and equipment, net	$2,336	$2,194
The net book value of assets disposed and the related loss on disposal was not material for the three months ended March 31, 2026 and 2025, respectively.
(5)    FINANCING ARRANGEMENTS
Debt Offering
On June 9, 2025, Whirlpool Corporation (the “Company”) entered into an Underwriting Agreement with Mizuho Securities USA LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein, relating to the offering by the Company of $600 million aggregate principal amount of 6.125% Senior Notes due 2030 and $600 million aggregate principal amount of 6.500% Senior Notes due 2033 (collectively, the “2030 and 2033 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-276169), and a preliminary prospectus supplement and prospectus supplement related to the offering of the 2030 and 2033 Notes, each as previously filed with the Securities and Exchange Commission. On June 11, 2025, the Company closed its offering of the 2030 and 2033 Notes.
The 2030 and 2033 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the 2030 and 2033 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the issuance of the 2030 and 2033 Notes to repay a portion of the term loan agreement discussed below.

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
Credit Facilities
On May 3, 2022, the Company entered into a Fifth Amended and Restated Long-Term Credit Agreement (the “Amended Long-Term Facility”) by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. BNP Paribas, Mizuho Bank, Ltd. and Wells Fargo Bank, National Association acted as Documentation Agents. JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Citibank, N.A., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC acted as Joint Lead Arrangers and Joint Bookrunners for the Amended Long-Term Facility. Consistent with the Company’s prior credit agreement, the Amended Long-Term Facility provided an aggregate borrowing capacity of $3.5 billion. The facility has a maturity date of May 3, 2027, unless earlier terminated.
The interest rate payable with respect to the Amended Long-Term Facility is based on the Company’s current debt rating, Term SOFR (Secured Overnight Financing Rate) +1.25% interest rate margin per annum (with a 0.10% SOFR spread adjustment) or the Alternate Base Rate +0.25% per annum, at the Company’s election.
The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. In May 2026, the Company entered into an amendment to its Long-Term Credit Agreement which reduces the aggregate commitment from $3.50 billion to $2.25 billion. In addition, the amendment excludes the fiscal quarter ended March 31, 2026 from the interest coverage ratio requirement and requires the full refinancing of the facility prior to July 1, 2026.
In addition to the committed $3.50 billion (as of May 2026 $2.25 billion) Amended Long-Term Facility, we have committed credit facilities in Brazil, as of March 31, 2026 and December 31, 2025. These committed credit facilities provide borrowings up to approximately $192 million at March 31, 2026 and $182 million at December 31, 2025, based on exchange rates then in effect. The committed credit facilities in Brazil have maturities through 2026 and 2027.
We had $290 million and $250 million drawn on the committed credit facilities at March 31, 2026 and December 31, 2025, respectively.

Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The downgrade of our credit ratings to below investment grade has reduced access to and increased costs associated with accessing the commercial paper market.
The following table summarizes the carrying value of notes payable at March 31, 2026 and December 31, 2025:

Millions of dollars	March 31, 2026	December 31, 2025
Commercial paper	$—	$80
Short-term borrowings due to banks	312	271
Total notes payable	$312	$351
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
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $188 million as of March 31, 2026 and $233 million as of December 31, 2025. The amount of cash proceeds received under these arrangements was $188 million and $123 million for the three months ended March 31, 2026 and 2025, respectively.
(6)    COMMITMENTS AND CONTINGENCIES
OTHER MATTERS
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at March 31, 2026. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.7 billion Brazilian reais (approximately $525 million at March 31, 2026).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 312 million Brazilian reais

(approximately $60 million at March 31, 2026), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. In October 2025, we received a negative decision at the Brazil Supreme Court in the IPI Amnesty case. We have initiated litigation against foreclosure of the largest portion of the tax amounts at issue, representing substantially all of the amounts at issue in the IPI Amnesty case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 445 million Brazilian reais (approximately $85 million at March 31, 2026). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
We and other Brazil taxpayers have filed lawsuits in Brazil challenging DIFAL, an interstate tax equalization regime. In November 2023, in a leading (non-Whirlpool) case, the Brazil Supreme Court issued a decision upholding the constitutionality of DIFAL levied for the majority of 2022. While this lawsuit is still pending, on October 21, 2025, the Brazil Supreme Court issued a decision in a separate (non-Whirlpool) case, upholding the constitutionality of DIFAL levied on taxpayers, but partially mitigating the impact for those, like Whirlpool, that filed lawsuits to challenge DIFAL before December 2023. We continue to evaluate the impact of the decision as applied to the specific facts of our pending DIFAL cases in various states in Brazil. We have accrued amounts related to DIFAL levied in certain states in Brazil, but have not accrued amounts in certain others based on the opinion of our tax and legal advisors. Our total unreserved amounts related to DIFAL-related contingency is approximately 558 million Brazilian reais (approximately $107 million at March 31, 2026).
In the first quarter of 2026, we received a favorable final Brazil Supreme Court decision related to DIFAL payments made between 2016 and 2021, and recorded a gain of approximately $35 million, primarily in cost of products sold, related to credits that we expect to monetize in future periods.
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
Other Litigation
We are currently vigorously defending a number of other lawsuits related to the manufacture and sale of our products which include class action allegations, and may become involved in similar actions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, false advertising, fraud, intellectual property infringement, and violation of federal and state regulations, including consumer protection laws. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial statements.
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2026	2025
Balance at January 1(1)	$151	$196
Issuances/accruals during the period	60	61
Settlements made during the period/other	(64)	(60)
Balance at March 31	147	197
Current portion	127	135
Non-current portion	20	62
Total	$147	$197
(1) In Q4 2025, the product warranty reserve, and subsequent movements of the reserve, of our Whirlpool India business have been deconsolidated.
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

Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At March 31, 2026 and December 31, 2025, the guaranteed amounts totaled 2.0 billion Brazilian reais (approximately $377 million at March 31, 2026) and 2.1 billion Brazilian reais (approximately $380 million at December 31, 2025), respectively. The fair value of these guarantees were nominal at March 31, 2026 and December 31, 2025. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.3 billion at March 31, 2026 and $3.3 billion at December 31, 2025, respectively. Our total short-term outstanding bank indebtedness under guarantees was $21 million and $21 million at March 31, 2026 and December 31, 2025, respectively.
(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2026	2025	2026	2025	2026	2025
Service cost	$1	$1	$—	$—	$—	$—
Interest cost	22	24	1	1	2	2
Expected return on plan assets	(27)	(30)	—	—	—	—
Amortization:
Actuarial loss	12	10	—	—	—	—
Prior service credit	—	—	—	—	(1)	(1)
Settlement and curtailment (gain) loss	—	—	—	(2)	—	—
Net periodic benefit cost (credit)	$8	$5	$1	$(1)	$1	$1
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2026	2025	2026	2025	2026	2025
Operating (profit) loss	$1	$1	$—	$—	$—	$—
Interest and sundry (income) expense	7	4	1	(1)	1	1
Net periodic benefit cost (credit)	$8	$5	$1	$(1)	$1	$1
401(k) Defined Contribution Plan
Beginning in March 2024, the Company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees, are contributed in company stock. The contributions were $19 million for the three months ended March 31, 2026. The contributions are presented in share based compensation and other on the Consolidated Condensed Statements of Cash Flows.

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at March 31, 2026 and December 31, 2025, respectively.

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at March 31, 2026 and December 31, 2025.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of March 31, 2026 and December 31, 2025.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at March 31, 2026 and December 31, 2025.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2026	2025	2026	2025	2026	2025		2026	2025
Derivatives accounted for as hedges(1)
Commodity swaps/options	$227	$247	$53	$27	$1	$6	(CF)	24	24
Foreign exchange forwards/options	670	675	7	3	25	25	(CF/NI)	15	15
Cross-currency swaps	618	618	4	4	93	107	(CF)	35	38
Total derivatives accounted for as hedges			$64	$34	$119	$138
Derivatives not accounted for as hedges
Foreign exchange forwards/options(2)	1,339	1,266	17	2	3	8	N/A	4	7
Total derivatives not accounted for as hedges			17	2	3	8
Total derivatives			$82	$36	$122	$146

Current			$72	$28	$28	$38
Noncurrent			10	8	94	108
Total derivatives			$82	$36	$122	$146
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.
(2)Change in foreign exchange forwards/options is primarily driven by proactive actions taken to manage our short-term currency risk.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended March 31,
		Gain (Loss) Recognized in OCI (Effective Portion) (3)(5)
Millions of dollars		2026	2025
Cash flow hedges
Commodity swaps/options		$41	$5
Foreign exchange forwards/options(6)		(11)	(25)
Cross-currency swaps(6)		15	(17)
		$45	$(37)

		Three Months Ended March 31,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(4)(5)
Cash Flow Hedges - Millions of dollars		2026	2025
Commodity swaps/options	Cost of products sold	$7	$1
Foreign exchange forwards/options	Net sales	3	—
Foreign exchange forwards/options	Cost of products sold	(15)	5
Foreign exchange forwards/options	Interest and sundry (income) expense	(3)	9
Cross-currency swaps(6)	Interest and sundry (income) expense	13	(28)
Interest rate derivatives(7)	Interest and sundry (income) expense	—	30
		$5	$17

		Three Months Ended March 31,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2026	2025
Foreign exchange forwards/options	Interest and sundry (income) expense	$(1)	$(11)
(3)Change in gain (loss) recognized in OCI (effective portion) for the three months ended March 31, 2026 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended March 31, 2026 was primarily driven by fluctuations in currency, commodity prices and interest rates.
(5)The tax impact of the cash flow hedges was $(9) million and $16 million for the three months ended March 31, 2026 and 2025, respectively.
(6)Change in foreign exchange forwards/options and cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
(7)The OCI release on the interest rate derivative was driven by an assessment in the period which determined that the forecasted debt transaction was determined to be not probable of occurring.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended March 31, 2026 and 2025. There were no hedges designated as fair value for the periods ended March 31, 2026 and 2025. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $26 million at March 31, 2026.

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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2026	2025	2026	2025	2026	2025	2026	2025
Short-term investments (1)	$375	$441	$364	$435	$11	$6	$375	$441
Net derivative contracts	—	—	—	—	(41)	(111)	(41)	(111)
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
For additional information see Note 14 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.5 billion and $5.7 billion at March 31, 2026 and December 31, 2025, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Mandatory Convertible Preferred Stock	Non-Controlling Interest
Balances, December 31, 2025	$2,715	$1,330	$(1,624)	$2,955	$65	$—	$(11)
Comprehensive income (loss)
Net earnings (loss)	(82)	(82)	—	—	—	—	—
Other comprehensive income (loss)	99	—	99	—	—	—	—
Comprehensive income (loss)	17	(82)	99	—	—	—	—
Stock issued (repurchased)(1)	1,102	—	—	1,093	8	1	—
Dividends accumulated on Mandatory convertible preferred stock	(4)	(4)	—	—	—	—	—
Dividends declared on common stock	(58)	(58)	—	—	—	—	—
Balances, March 31, 2026	$3,772	$1,187	$(1,525)	$4,048	$73	$1	$(11)
(1)Primarily consists of stock issuance which occurred on February 27, 2026, which included common stock as well as Mandatory Convertible Preferred Stock.

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2024	$2,933	$1,311	$(1,545)	$2,853	$64	$250
Comprehensive income (loss)
Net earnings (loss)	79	71	—	—	—	7
Other comprehensive income	(112)	—	(112)	—	—	—
Comprehensive income (loss)	(34)	71	(112)	—	—	7
Stock issued (repurchased)	27	—	—	26	1	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2025	$2,829	$1,285	$(1,657)	$2,879	$65	$257

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2026			2025
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$61	$—	$61	$(82)	$—	$(82)
Cash flow hedges	40	(9)	31	(53)	16	(37)
Pension and other postretirement benefits plans	11	(3)	8	9	(2)	7
Other comprehensive income (loss)	111	(13)	99	(126)	14	(112)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$111	$(13)	$99	$(126)	$14	$(112)
Mandatory Convertible Preferred Stock
On February 27, 2026, we issued 11,500,000 depositary shares (“Depositary Share”), each of which represents a 1/20th interest in a share of our 8.50% Series A Mandatory Convertible Preferred Stock (the “Mandatory Convertible Preferred Stock”). The Mandatory Convertible Preferred Stock has a $1,000 per share liquidation preference and $1.00 per share par value. As a result of the transaction, we received cash proceeds of approximately $557 million, net of underwriting fees and other issuance costs.
Dividends
Dividends are cumulative at an annual rate of 8.50% on the liquidation preference of $1,000 per share of Mandatory Convertible Preferred Stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on February 15, May 15, August 15 and November 15 to holders of record on the February 1, May 1, August 1, and November 1 immediately preceding the relevant dividend payment date.
Mandatory Conversion
The following table illustrates the conversion rate per share of the Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Share of Mandatory Convertible Preferred Stock
Greater than $81.0767 (the "Threshold Appreciation Price")	12.3340 shares of common stock
Equal to or less than the Threshold Appreciation Price but greater than or equal to the Initial Price	Between 12.3340 and 14.4920 shares of common stock, determined by dividing $1,000 by the applicable market value
Less than $69.0036 (the "Initial Price")	14.4920 shares of common stock
Unless earlier converted, each share of Mandatory Convertible Preferred Stock will automatically convert on February 15, 2029, into between 12.3340 shares and 14.4920 shares of our common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments described in the certificate of designations related to our Mandatory Convertible Preferred Stock (Certificate of Designations). The applicable market value of our common stock will be determined based on the average volume-weighted average price per share of the common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to February 15, 2029.
If a fundamental change, as defined in the Certificate of Designations, occurs on or prior to February 15, 2029, then holders of Mandatory Convertible Preferred Stock will be entitled to convert all or any portion of their shares into shares of our common stock at the fundamental change conversion rate, as defined in the Certificate of Designations, for a specified period of time and also to receive an amount to compensate such holders for unpaid accumulated dividends and any remaining future scheduled dividend payments.

Other than during a fundamental change conversion period, at any time prior to February 15, 2029, holders of Mandatory Convertible Preferred Stock may elect to convert all or any portion of their shares at a conversion rate of 12.3340 shares of common stock per share of Mandatory Convertible Preferred Stock, subject to certain anti-dilution and other adjustments as described in the Certificate of Designations.
Ranking
The Mandatory Convertible Preferred Stock ranks, with respect to dividend rights and distribution of assets upon liquidation, winding-up or dissolution, senior to the Company’s common stock and each other class or series of capital stock, whether outstanding or established after the date of issuance of the Mandatory Convertible Preferred Stock that do not specifically state they are senior to the Mandatory Convertible Preferred Stock and junior to any existing and future indebtedness.
Voting Rights
Holders of Mandatory Convertible Preferred Stock will not have voting rights, except as specifically required by Delaware law or our certificate of incorporation.
Common Stock
On February 27, 2026, we issued 7,898,550 shares of our common stock in an underwritten public offering at an offering price of $69 per share. The common stock has a $1.00 per share par value. As a result of the transaction, we received cash proceeds of approximately $524 million, net of underwriting fees and other issuance costs.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three months ended March 31, 2026:

	Three Months Ended
Millions of dollars	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$11	Interest and sundry (income) expense
Total	$11
Net earnings (loss) per Share
Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net earnings (loss) per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using both the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income (loss) per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three months ended March 31, 2026, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 3.0 million ordinary shares underlying the MCPS were excluded from the diluted net loss per share calculation.

Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2026	2025
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool common shareholders	$(85)	$71
Denominator for basic earnings per share - weighted-average shares	59.6	55.6
Effect of dilutive securities - share-based compensation	—	0.2
Denominator for diluted earnings per share - adjusted weighted-average shares	59.6	55.8
Anti-dilutive stock options/awards excluded from earnings per share	1.3	1.2
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the three months ended March 31, 2026, we did not repurchase any shares under the share repurchase program. At March 31, 2026, there were approximately $2.5 billion in remaining funds authorized under this program.
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
In March 2026, the Company committed to workforce reduction plans and multi-region footprint optimization plans in the United States and globally, in an effort to reduce complexity and simplify our organization. The plan includes severance and impairment charges. Total costs for these actions were $32 million, of which we incurred $12 million in employee termination costs, $18 million in asset impairments, and $2 million in other associated costs. The majority of these non-cash charges and cash settlements will occur in 2026.
In the fourth quarter of 2025, the Company committed to a multi-region footprint optimization plan as part of an effort to reduce complexity. The plan includes severance and impairment charges. Total costs for these actions were $43 million, of which we incurred $7 million in employee termination costs and $36 million in asset impairments. The majority of these costs resulted in non-cash charges, with the cash settlements being paid in 2025.
Previously in 2025, the Company committed to workforce reduction plans globally, in an effort to reduce complexity and simplify our organization. Total costs for these actions were $20 million which were primarily employee termination costs. The majority of these costs resulted in cash settlements in 2025.

The following table summarizes the changes to our restructuring liability during the three months ended March 31, 2026:

Millions of Dollars	December 31, 2025	Charge to Earnings	Cash Paid	Non-Cash and Other	March 31, 2026
Employee Termination	$5	$12	$(4)	$—	$12
Asset Impairment	2	18	—	(21)	$—
Facility exit costs	—	—	—	—	$—
Other exit costs	—	2	(2)	—	$—
Total	$7	$32	$(6)	$(21)	$12
The following table summarizes the restructuring charges by operating segment for the periods presented:

Millions of dollars	Three Months Ended March 31,
	2026	2025
MDA North America	$24	$6
MDA Latin America	2	2
SDA Global	—	—
Corporate/Other	6	2
Total	$32	$10
(12)    INCOME TAXES
Income tax expense was $14 million for the three months ended March 31, 2026, compared to income tax expense of $43 million for the same period of 2025. The decrease in tax expense for the three months ended March 31, 2026, is primarily due to earnings loss.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2026	2025
Earnings (loss) before income taxes	$(51)	$139

Income tax expense (benefit) computed at United States statutory tax rate	(11)	29
State and local taxes, net of federal tax benefit	1	13
Valuation allowances	6	1
Audit and Settlements	2	1
U.S. foreign income items, net of credits	2	(2)
Other	14	1
Income tax expense (benefit) computed at effective worldwide tax rates	$14	$43
At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(13)    SEGMENT INFORMATION
Our reportable segments consist of Major Domestic Appliances ("MDA") North America; MDA Latin America; and Small Domestic Appliances ("SDA") Global. As of December 31, 2025, the operations previously reported within the MDA Asia segment are no longer reported as a segment as a result of the deconsolidation of Whirlpool India. All prior period amounts have been reclassified to conform with current period presentation. For additional information see Note 14 to the Consolidated Condensed Financial Statements.
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	SDA Global	Other	Eliminations	Total Whirlpool
Net sales
2026	$2,237	$774	$222	$40	$—	$3,273
2025	2,419	737	196	268	—	3,621
Cost of Products Sold
2026	$2,028	$670	$130	$30	$—	$2,858
2025	2,044	631	118	221	—	3,014
Other segment expenses/(income)
2026	$203	$58	$46	$100	$—	$407
2025	226	57	42	82	—	408
EBIT
2026	$6	$47	$47	$(90)	$—	$9
2025	149	49	36	(35)	—	199
Intersegment sales
2026	$41	$282	$—	$9	$(332)	$—
2025	30	330	—	11	(371)	—
Total assets
March 31, 2026	$9,843	$3,902	$1,257	$9,193	$(8,017)	$16,177
December 31, 2025	9,994	3,962	1,248	8,474	(7,677)	16,001
Capital expenditures
2026	$37	$27	$5	$—	$—	$68
2025	39	28	2	3	—	72
Depreciation and amortization
2026	$67	$19	$5	$9	$—	$99
2025	44	16	4	19	—	83
The following table summarizes the reconciling items in the Other column for total EBIT for the periods presented:

	Three Months Ended March 31,
in millions	2026	2025
Items not allocated to segments:
Restructuring costs	$(32)	$(10)
MDA Asia	4	19
Corporate expenses and other	(62)	(43)
Total other/eliminations	$(90)	$(35)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended March 31,
in millions	2026	2025
Operating profit	$18	$184
Interest and sundry (income) expense	(8)	(32)
Equity method investment income (loss), net of tax	(17)	(17)
Total EBIT	$9	$199
Interest expense	77	77
Income tax expense	14	43
Net earnings (loss)	$(82)	$79
Less: Net earnings available to noncontrolling interests	—	7
Net earnings (loss) available to Whirlpool shareholders	$(82)	$71
(14) ACQUISITIONS AND DIVESTITURES
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
As a result of the loss of a controlling financial interest, the Company deconsolidated Whirlpool India during the fourth quarter of 2025. Whirlpool India holds a 100% controlling equity ownership in Elica PB India, which was also deconsolidated as part of the transaction.
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

The fair value of the interest retained was based on the ownership amount and the stock price of Whirlpool India as of the closing date of the transaction. Subsequent to the transaction, we account for the remaining minority interest under the equity method of accounting.
For additional information, see Note 9 to the Consolidated Condensed Financial Statements.

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
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool") is a leading kitchen and laundry appliance company, in constant pursuit of improving life at home and inspiring generations with our brands. The company is driving meaningful innovation to meet the evolving needs of consumers through its iconic brand portfolio, including Whirlpool, KitchenAid, JennAir, Maytag, Amana, Brastemp, Consul, and InSinkErator. In 2025, the Company reported approximately $16 billion in annual sales, 41,000 employees, and 35 manufacturing and technology research centers. We conduct our business through three operating segments, which consist of Major Domestic Appliances ("MDA") North America; MDA Latin America; and Small Domestic Appliances ("SDA") Global.
OVERVIEW
Whirlpool delivered first-quarter net earnings (loss) available to Whirlpool common shareholders of $(85) million (net earnings margin of (2.6)%), or $(1.43) per share, compared to net earnings (loss) available to Whirlpool shareholders of $71 million (net earnings margin of 2.0%), or $1.28 per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $(827) million for the three months ended March 31, 2026, compared to $(721) million in the same prior year period and had capital expenditures of $68 million and $72 million, respectively.
Net earnings margins were negatively impacted by lower volume, primarily driven by the significant industry demand decline in North America, the cost associated with inventory reduction efforts and negative price/mix. These were partially offset by tariff recovery and mitigation actions.
We continue to take actions to deliver shareholder value as we navigate through a challenging macro environment in North America. We remain confident in delivering over $150 million of cost take out, implementing previously announced pricing actions, including the largest pricing changes in a decade, introducing over 100 new products and paying down $900M of debt in 2026.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2026	2025	Better/(Worse) %
Net sales	$3,273	$3,621	(9.6)%
Gross margin	415	607	(31.6)
Selling, general and administrative	359	406	11.5
Restructuring costs	32	10	(234.5)
Interest and sundry (income) expense	(8)	(32)	(75.0)
Interest expense	77	77	0.4
Income tax expense (benefit)	14	43	68.4
Net earnings (loss) available to Whirlpool shareholders	(82)	71	nm
Mandatory convertible preferred stock dividends accumulated during the period	4	—	nm
Net earnings (loss) available to Whirlpool common shareholders	$(85)	$71	nm
Diluted net earnings (loss) available to Whirlpool per share	$(1.43)	$1.28	nm
(1) Not meaningful ("nm")
Consolidated net sales decreased 9.6% for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily driven by the deconsolidation of Whirlpool of India, significant industry demand decline in North America and unfavorable price/mix. This was partially offset by favorable currency impacts in Latin America.
The consolidated gross margin percentage for the three months ended March 31, 2026 was 12.7% compared to 16.8% in the same prior-year period. The decrease was primarily driven by industry demand decline, higher incurred costs associated with inventory reduction efforts in the current period and unfavorable price/mix. The higher cost of tariffs was fully offset by tariff recovery and mitigation actions.
The following is a discussion of results for each of our operating segments, which consist of MDA North America; MDA Latin America; and SDA Global. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.

MDA NORTH AMERICA
Net Sales
Net sales decreased 7.5% for the three months ended March 31, 2026 compared to the same period in 2025. The decrease for the three months ended was primarily driven by lower volume, as the deteriorating macro environment and sharp decline in consumer sentiment severely impacted industry demand, and unfavorable price/mix. Excluding the impact from foreign currency, net sales decreased 7.8% for the three months ended March 31, 2026, compared to the same period in 2025.

Cost of Products Sold
Cost of products sold for the three months ended March 31, 2026 decreased 0.8% compared to the same period in 2025. The decrease for the three months ended was primarily driven by reduced volume, partially offset by operational inefficiencies associated with inventory reduction efforts in the current period. The higher cost of tariffs was fully offset by the tariff recovery and mitigation actions.

EBIT
EBIT decreased for the three months ended March 31, 2026 compared to the same period in 2025. The decrease for the three months ended was primarily due to lower volume, unfavorable product price/mix and operational inefficiencies associated with inventory reduction efforts in the current period. The higher cost of tariffs was fully offset by the tariff recovery and mitigation actions. EBIT margin was 0.3% for the three months ended March 31, 2026, compared to 6.2% for the same period in 2025.

MDA LATIN AMERICA
Net Sales
Net sales increased 5.0% for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by favorable foreign currency and increased volume, partially offset by unfavorable price/mix. Excluding the impact from foreign currency, net sales decreased 3.8% for the three months ended March 31, 2026, compared to the same period in 2025.

Cost of Products Sold
Cost of products sold for the three months ended March 31, 2026 increased 6.1% compared to the same period in 2025. The increase was primarily driven by increased volume, partially offset by the favorable impact of cost productivity.
EBIT
EBIT decreased for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily driven by unfavorable price/mix, partially offset by favorable tax matter resolution-related gains, favorable currency and cost productivity. EBIT margin was 6.0% for the three months ended March 31, 2026, compared to 6.6% for the same period in 2025.

SDA GLOBAL
Net Sales
Net sales increased 13.4% for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily driven by increased volume and favorable foreign currency. Excluding the impact from foreign currency, net sales increased 9.5% for the three months ended March 31, 2026 compared to the same period in 2025.
Cost of Products Sold
Cost of products sold for the three months ended March 31, 2026 increased 10.2% compared to the same period in 2025. The increase was primarily driven by increased volume and the net unfavorable impact of tariffs, partially offset by the favorable impact of cost productivity.
EBIT
EBIT increased for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily driven by increased volume, cost productivity and favorable foreign currency, partially offset by the net unfavorable impact of tariffs. EBIT margin was 21.0% for the three months ended March 31, 2026 compared to 18.5% for the same period in 2025.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales:

	Three Months Ended March 31,
Millions of dollars	2026	As a % of Net Sales	2025	As a % of Net Sales
Consolidated	359	11.0%	$406	11.2%
Consolidated selling, general and administrative expenses decreased for the three months ended March 31, 2026, compared to the same period in 2025 primarily due to decreased marketing spend.
For additional information, see Notes 1 and 13 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred restructuring charges of $32 million for the three months ended March 31, 2026 compared to $10 million for the same period in 2025. For additional information, see Note 11 to the Consolidated Condensed Financial Statements.
For the full year 2026, we expect to incur approximately $50 million of restructuring charges, inclusive of the restructuring charges recorded for the three months ended March 31, 2026. We expect a significant portion of these actions to result in cash settlement.
Interest and Sundry (Income) Expense
Net interest and sundry (income) expense was $(8) million for the three months ended March 31, 2026 compared to $(32) million in the same prior year period.
For additional information, see Note 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense was $77 million for the three months ended March 31, 2026 compared to $77 million in the same prior year period.
Income Taxes
Income tax expense was $14 million for the three months ended March 31, 2026 compared to income tax expense of $43 million in the same prior year period. The decrease in tax expense for the three months ended March 31, 2026, is primarily due to earnings loss. For more information, see Note 12 to the Consolidated Condensed Financial Statements.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2025.
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag, JennAir and InSinkErator trademarks continue to be at risk at March 31, 2026. None of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY
Background
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding innovation and growth through capital expenditures and research and development expenditures as well as debt repayment; opportunistic mergers and acquisitions; and providing returns to shareholders through dividends and share repurchases.
Whirlpool has historically been able to leverage its free cash flow generation to fund our operations, pay for any debt servicing costs and allocate capital for reinvestment in our business, funding share repurchases and dividend payments.
On February 20, 2024, Whirlpool’s wholly-owned subsidiary, Whirlpool Mauritius Limited ("Seller"), executed the sale of 30.4 million equity shares of Whirlpool India via a market transaction. The transaction reduced Whirlpool’s ownership in Whirlpool India from 75% to 51%, and generated sales proceeds of approximately $462 million on settlement. In October 2025, we signed certain brand license, technology license, and transition services agreements with Whirlpool India. On November 27, 2025, the Seller executed the sale of 14.3 million equity shares of Whirlpool India via a market transaction. The transaction reduced Seller's ownership of Whirlpool India from 51% to approximately 40%, and generated gross sales proceeds of approximately $166 million on settlement, which occurred on November 28, 2025. We are pleased with our retained position and will continue to evaluate all options to further reduce our debt throughout 2026 in line with our guidance and capital allocation priorities.
On February 27, 2026, we issued depository shares for our Mandatory Convertible Preferred Stock and shares of common stock. For the Mandatory Convertible Preferred Stock we received cash proceeds of approximately $557 million, net of underwriting fees and other issuance costs. For the common stock we received cash proceeds of approximately $524 million, net of underwriting fees and other issuance costs. We used approximately $900 million of the net proceeds from this offering, to repay a portion of the amounts outstanding under the Credit Facility.
Our debt currently has a non-investment grade rating from the rating agencies, which has partially reduced access to and has increased costs associated with assessing certain types of financing that are typically reserved for investment-grade companies (e.g., commercial paper). During the first quarter of 2026, our senior unsecured debt was further downgraded by Fitch Ratings, Inc. to BB from BB+, with a negative outlook. Please see Part II, Item 1A "Risk Factors" for a discussion of impacts related to potential further developments or downgrades to our credit ratings.
Our short-term potential uses of liquidity include funding our ongoing capital and research and development spending, debt repayment, and returns to shareholders, including dividend payments on our Mandatory Convertible Preferred Stock. We have $888 million of debt maturing in the next twelve months, which we expect to repay through a combination of refinancing, potential asset sale proceeds, cash flow generation and cash on hand.
Cash and cash equivalents
The Company had cash and cash equivalents of approximately $626 million at March 31, 2026. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our primary intent is to reinvest these funds outside of the United States. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.

At March 31, 2026, we had cash or cash equivalents greater than 1% of our consolidated assets in Brazil (2.3%). In addition, we had no third-party accounts receivable outside of the United States greater than 1% of our consolidated assets. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
At March 31, 2026, we had $290 million outstanding under the Amended Long-Term Facility. In addition to the committed $3.50 billion (as of May 2026 $2.25 billion) Amended Long-Term Facility, we have committed credit facilities in Brazil. These Brazil committed credit facilities provide borrowings up to approximately $192 million at March 31, 2026
In May 2026, the Company entered into an amendment to its Long-Term Credit Agreement which reduces the aggregate commitment from $3.50 billion to $2.25 billion. In addition the amendment excludes the fiscal quarter ended March 31, 2026, from the interest coverage ratio requirement, and requires the full refinancing of the facility prior to July 1, 2026. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
The Company is currently negotiating an asset-based revolving credit facility agreement, which will provide for senior secured financing subject to a borrowing base, and expects to complete the agreement within the second quarter of 2026.
Notes payable
As of March 31, 2026, we have $312 million of notes payable outstanding. This includes the current portion of the outstanding amount under the Amended Long-Term Facility that is expected to be repaid in the next twelve months, and short-term borrowings payable to banks, which are generally used to fund working capital requirements. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material impacts from customer insolvencies during the three months ended March 31, 2026, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2026	2025
Cash provided by (used in):
Operating activities	$(827)	$(721)
Investing activities	(225)	(72)
Financing activities	985	503
Effect of exchange rate changes	24	39
Net change in cash and cash equivalents	$(44)	$(251)

Cash Flows from Operating Activities
Cash used in operating activities increased during the three months ended March 31, 2026 compared to the same prior year period. The increase in cash used in operating activities was primarily driven by lower earnings.
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
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2026 increased compared to the same prior year period, primarily driven by the purchase of previously leased properties. For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2026 increased compared to the same period in 2025, primarily driven by the issuance of common stock and mandatory convertible preferred stock in February of 2026, which resulted in cash proceeds of $524 million and $557 million, net of issuance costs. For additional information, see Note 10 to the Consolidated Condensed Financial Statements.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.7 billion at March 31, 2026. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had $290 million outstanding under the Amended Long-Term Facility at March 31, 2026.
For additional information about our financing arrangements, see Note 5 to the Consolidated Condensed Financial Statements.
Depositary Shares Offering
On February 27, 2026, we issued 11,500,000 depositary shares, each of which represents a 1/20th interest in a share of our 8.50% Series A Mandatory Convertible Preferred Stock in an underwritten public offering. The Mandatory Convertible Preferred Stock has a $1,000 per share liquidation preference and $1.00 per share par value.
See Note 10 to the Consolidated Condensed Financial Statements for additional information.
Common Stock Offering
Also on February 27, 2026, we issued 7,898,550 shares of our common stock in an underwritten public offering at an offering price of $69 per share.
As a result of the depositary shares and and common stock offering transactions, we received cash proceeds of approximately $1.08 billion, net of underwriting fees and other issuance costs.
See Note 10 to the Consolidated Condensed Financial Statements for additional information.

Private Placement
On February 24, 2026, we entered into a Private Placement Common Stock Purchase Agreement with Guangdong Whirlpool Electrical Appliances Co., Ltd. for the sale of an aggregate of 434,782 shares of our common stock at a price per share of $69, for an aggregate purchase price of approximately $30 million. Guangdong Whirlpool Electrical Appliances Co., Ltd. is a wholly-owned subsidiary of Whirlpool (China) Co., Ltd. ("Whirlpool China"), an entity of which we indirectly hold a minority equity interest and which is listed on the Shanghai Stock Exchange. The effectiveness of the Purchase Agreement is subject to certain closing conditions, including regulatory approvals and purchaser shareholder approval (which has been received). The transaction is currently expected to close in the third quarter of this year.
Dividends
Subsequent to quarter end, the Board of Directors made the decision to suspend our regular quarterly cash dividend on our common stock, which had previously been paid at a rate of 0.90 per share. The Board determined that suspending the dividend is prudent to strengthen our balance sheet in light of current macroeconomic uncertainties. The Board determined to pay the Mandatory Convertible Preferred Stock dividend in cash.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2026, we had approximately $461 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 5 and 6 to the Consolidated Condensed Financial Statements.
FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate our anticipated 2026 full-year GAAP tax rate of ~25.0%. We currently estimate earnings per diluted share for 2026 as follows:

2026
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2026	$2.45 - $2.95
Including:
Restructuring expense	~0.75
Impact of M&A transactions	—
Income tax impact	(0.20)

Industry Demand
MDA North America	~(5)%
MDA Latin America	0-3%
SDA Global	~Flat

For the full-year 2026, we expect to generate cash from operating activities of approximately $700 million and capital expenditures of approximately $400 million.
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
The recent imposition of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel, aluminum and copper products, multiple tariffs on certain imports from China, global tariffs under Section 122, and multiple ongoing investigations that could lead to additional tariffs, are creating significant uncertainty and potential risks for our business. Certain of these actions have increased the cost of certain raw materials and components, impacting our cost of products sold, and have led to "pre-loading" of finished product inventories by foreign competitors. Pre-loading by competitors can delay expected positive impacts of tariffs on appliances and impact competitors’ go-to-market actions. These actions have also created significant uncertainty and potential risks for our business.
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Subsequent lower court rulings allow for recovery of IEEPA tariff amounts previously paid, although the timing and administration of any potential IEEPA tariff refunds may be subject to further legal and regulatory developments. Subsequent to the U.S. Supreme Court's ruling, an executive order was issued imposing a new global tariff under Section 122.
Also, in April 2026, Section 232 tariffs were modified so that global home appliance imports are subject to a 25% tariff on the product's full import value, effective April 6th. Home appliance imports were previously subject to a 50% tariff on the product's steel content value. This action, coupled with other tariff and trade policy actions taken by the U.S. government, is expected to help close long-standing loopholes and help support a level playing field for domestic producers.
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
In addition to existing and potential additional tariff actions by the U.S. government and retaliatory actions by others, and certain additional factors beyond our control, including the conflict in Iran, the conflict in Ukraine and related sanctions, the Israel-Palestinian conflict, the Red Sea conflict and its impact on shipping and logistics, and government actions in China, among other factors, we expect to continue to experience the following impacts: a global shortage of certain components, such as semiconductors, raw material and input cost inflation, and fluctuations in logistics availability, timing and costs. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2025.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than as set forth below.
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
During the second quarter of 2025, Moody’s downgraded our senior unsecured debt rating to Ba1, with a negative outlook; in February 2026, Moody's downgraded our senior unsecured debt to Ba2 with a negative outlook. In 2025, S&P downgraded our unsecured debt rating to BB+, with a stable outlook, since revised to BB, with a negative outlook. In 2025, Fitch downgraded our unsecured debt rating to BB+, with a negative outlook, and in March 2026 downgraded our unsecured debt rating to BB, with a negative outlook. As a result of these downgrades, our debt currently carries a non-investment-grade rating from each of Moody’s, S&P, and Fitch, which has partially reduced access to and increased the costs associated with accessing certain types of financing typically reserved for investment-grade companies (e.g., commercial paper).
Our credit ratings are subject to periodic review by Moody’s, S&P, and Fitch, and may be subject to rating and periodic review by additional independent credit rating agencies in the future. Further developments or downgrades to our credit ratings, including any announcement that our ratings are under further review for an additional downgrade by any of the major credit rating agencies, could result in additional increased borrowing costs, and could adversely affect our liquidity, competitive position and access to the capital markets, which could have an adverse effect on our cash flow, results of operations and financial condition. While we amended our revolving credit facility with respect to the first quarter financial testing, further increased borrowing costs and/or reduced EBITDA performance could result in non-compliance with the interest coverage ratio in our credit facility or other financial covenants in any future credit facilities, which could further restrict our access to capital and increase costs associated with our financing activities.
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
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Subsequent lower court rulings allow for recovery of IEEPA tariff amounts previously paid, and we recognized approximately $50 million in tariff recovery and mitigation actions in Q1 2026. The timing and administration of IEEPA tariff refunds may be subject to further legal and regulatory developments. Subsequent to the U.S. Supreme Court’s ruling, an executive order was issued imposing a new global tariff under Section 122, and a subsequent executive order modified previously implemented Section 232 tariffs so that global home appliance imports are now subject to a 25% tariff on the product’s full import value.
The U.S. government continues to implement and adjust significant trade policy and tariff actions, including but not limited to tariffs on imported steel, aluminum, and copper products, multiple tariffs on certain imports from China, global tariffs under Section 122, and multiple ongoing investigations that could lead to additional tariffs. These actions have increased the cost of certain raw materials and components, led to "pre-loading" of finished product inventories by foreign competitors in advance of tariff implementation, and created significant uncertainty and potential risks for our business. Pre-loading by competitors can delay expected positive impacts of tariffs on finished appliances and impact competitors’ go-to-market actions. The expectation of tariff refunds following the U.S. Supreme Court decision has incentivized and may incentivize further discounting or other go-to-market actions by competitors.
Certain countries have announced or may announce retaliatory tariffs in response to U.S. trade policy actions. We have taken actions to mitigate the impact of tariffs and retaliatory tariffs on our business, including but not limited to component sourcing changes, supply chain modifications, product sourcing transitions, tariff refund claim monetization, addressing suspected tariff evasion by competitors, and executing broader cost-takeout goals, and may continue to take such actions in the future. The U.S. government may increase enforcement activity around tariffs and customs compliance, including evolving guidance, increased audits and more aggressive investigations, which could impact our mitigation strategies and lead to increased costs and legal risks. The U.S. government may also propose and implement additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations. While the future financial impact of these actions and potential additional U.S. tariff actions and retaliatory actions by other countries remains unknown, the impacts could have a material adverse effect on our financial statements in any particular reporting period.
The payment of cumulative dividends on our Preferred Stock may create liquidity risk to the Company and dividend payment and dilution risks to shareholders.
We depend, in part, on our ability to successfully access the capital and financial markets to fund our operations and contractual commitments. On February 27, 2026, we closed our Common Stock Offering and Depositary Shares Offering. Each depositary share represents a 1/20th interest in a share of 8.50% Series A Mandatory Convertible Preferred Stock (the “Preferred Stock”). We expect to require approximately $50 million annually for the payment of dividends on the outstanding shares of our Preferred Stock, through the mandatory conversion date of February 15, 2029. The Preferred Stock dividends, if declared, can be paid in cash, or subject to certain limitations, in shares of our common stock, or a combination of both. Any unpaid dividends will continue to accumulate. Any cumulative dividends that we choose to pay in cash will reduce our liquidity for operations and other capital allocation priorities, and any cumulative dividends that we choose to pay in shares of common stock will result in dilution to existing shareholders.
In addition, if we require additional capital to support our operations, pay off existing debt, address impacts to our business related to market developments, fund dividend payments or outstanding financing commitments or meet other business requirements, we may need to refinance or restructure our debt, reduce or delay capital investments, or issue equity, equity-linked or debt securities, and these activities could have terms that are unfavorable or could be dilutive. If we are unable to access the capital or financial markets at competitive rates, on terms acceptable to us or in sufficient amounts, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our business, financial position and results of operations could be materially adversely affected.
The issuance of stock in our Preferred Stock and Common Stock Offerings, and the possibility of the issuance of our common stock in the future, has and will cause dilution to the interests of our existing shareholders.
Unless earlier converted, each outstanding share of Preferred Stock will automatically convert on or about February 15, 2029, to shares of common stock, subject to customary anti-dilution adjustments. Collectively, these issuances or potential future issuances of common stock could be significant and will dilute the interests of our existing shareholders. The conversion of some or all of our shares of Preferred Stock, or the payment of dividends on our Preferred Stock in the form of common stock will dilute the ownership interest of the holders of our common stock.

Our common stock ranks junior to the Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.
Our common stock ranks junior to the Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. This means that, unless accumulated dividends have been paid or set aside for payment on all the outstanding Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up of our affairs, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Preferred Stock a liquidation preference equal to $1,000 per share plus accumulated and unpaid dividends.
The pending Private Placement of our common stock is subject to closing conditions, including shareholder and regulatory approvals, which may not be obtained on a timely basis or at all.
On February 24, 2026, we entered into a Private Placement Common Stock Purchase Agreement with Guangdong Whirlpool Electrical Appliances Co., Ltd, a wholly-owned subsidiary of Whirlpool (China) Co. Ltd. (“Whirlpool China”), for the sale of 434,782 shares of our common stock at a price per share of $69, for an aggregate purchase price of approximately $30 million (the “Private Placement”). The consummation of the Private Placement transaction is subject to several risks and uncertainties, including shareholder approval of the purchaser (which has been received), regulatory approvals, and potential unilateral delays. The issuance of these shares will result in dilution to our existing shareholders. If we are unable to complete the Private Placement transaction, we will not receive the $30 million in expected gross proceeds, which could negatively impact our liquidity position and our ability to execute our long-term commercial strategy.
We are negotiating an asset-based revolving credit facility that may limit our operational flexibility or restrict our ability to prioritize strategic initiatives.
We are currently negotiating a senior secured asset-based revolving credit facility (the "ABL Facility") to replace our current unsecured revolving credit facility, and expect to enter into the ABL Facility in the second quarter of 2026. We expect that the ABL Facility will impose certain operating and financial restrictions on us, and these restrictions may limit our ability, and the ability of our subsidiaries, to engage in certain financial arrangements in the future. Furthermore, the "borrowing base" nature of the ABL Facility means our access to liquidity fluctuates based on the value of our eligible collateral. If the value of such collateral declines, our borrowing capacity may be reduced in line with the collateral changes. This lack of flexibility could hinder our ability to react to changes in our industry, withstand a downturn in our business, or take advantage of significant business opportunities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the three months ended March 31, 2026, we did not repurchase any shares under the program. At March 31, 2026, there were approximately $2.5 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2026:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2026 through January 31, 2026	—	$—	—	$2,537
February 1, 2026 through February 28, 2026	—	$—	—	$2,537
March 1, 2026 through March 31, 2026	—	$—	—	$2,537
Total	—	$—	—
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On May 1, 2026, the Company, Whirlpool Europe B.V., and Whirlpool Canada Holding Co. (collectively, the “Borrowers”), entered into Amendment No. 1 (the “Amendment”) to the Fifth Amended and Restated Long-Term Credit Agreement, dated as of May 3, 2022 (as amended, the “Credit Agreement”), among the Borrowers, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent.
The Amendment, among other things, removed the obligation for Whirlpool to maintain an interest coverage ratio of greater than or equal to 3.00 to 1.00 for the fiscal quarter ended March 31, 2026 and reduced the aggregate of the commitments of all Lenders thereunder from $3.5 billion to $2.25 billion. The Amendment also provides for an event of default under the Credit Agreement if the Borrowers fail to, among other things, repay all outstanding obligations and terminate all commitments to Lenders under the Credit Agreement prior to July 1, 2026.
As disclosed earlier, the Company is currently negotiating a senior secured asset-based revolving credit facility (the "ABL Facility") to replace the Credit Agreement, and expects to enter into the ABL Facility in the second quarter of 2026.
The foregoing description of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, a copy of which is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit 3.1
Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective February 27, 2026 [Incorporated by reference from Exhibit 3.1 to the Company's Form 8-K (Commission file number 1-3932) filed on February 27, 2026]

Exhibit 4.1
Form of Certificate for the 8.50% Series A Mandatory Convertible Preferred Stock [Incorporated by reference from Exhibit 4.1 to the Company's 8-K (Commission file number 1-3932) filed on February 27, 2026]

Exhibit 4.2
Deposit Agreement, dated as of February 27, 2026, among Whirlpool Corporation, Computershare Inc. and Computershare Trust Company, N.A., acting jointly as Depositary, and the holders from time to time of the depositary receipts described therein [Incorporated by reference from Exhibit 4.2 to the Company's Form 8-K (Commission file number 1-3932) filed on February 27, 2026]

Exhibit 4.3	Form of Depositary Receipt for the Depositary Shares [Incorporated by reference from Exhibit 4.3 to the Company's Form 8-K (Commission file number 1-3932) filed on February 27, 2026]

Exhibit 10.1*	Memorandum of Understanding dated December 28, 2025 by and between the Company and Juan Carlos Puente, as ratified by the Human Resources Committee of the Board on March 12, 2026 (Z)

Exhibit 10.2*
Amendment No. 1 dated effective May 1, 2026 to Fifth Amended and Restated Credit Agreement, among Whirlpool Corporation, the other borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

Exhibit 10.3
Waiver and Release Agreement executed March 30, 2026 by and between the Company and James Peters (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 1, 2026]

Exhibit 10.4
Waiver and Release Agreement executed March 31, 2026 by and between the Company and Alessandro Perucchetti (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 3, 2026]

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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ ROXANNE L. WARNER
Name:	Roxanne L. Warner
Title:	Executive Vice President and Chief Financial Officer
Date:	May 7, 2026