Form 10-Q
period 2026-06-30
WHIRLPOOL CORP /DE/
filed 2026-08-04
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 31, 2026
Common stock, par value $1.00 per share	65,199,378

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2026

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
Whirlpool disclaims any obligation to update these statements. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers and builders; (3) Whirlpool's ability to maintain its reputation and brand image; (4) Whirlpool's ability to achieve its business objectives and successfully manage its strategic portfolio transformation and outsourced business unit service model; (5) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition, divestiture, and investment-related risks, including risks associated with our past transactions; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) risks related to Whirlpool's international operations; (10) Whirlpool's ability to respond to unanticipated social, political and/or economic events, including epidemics/pandemics; (11) information technology system and cloud failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (12) product liability and product recall costs; (13) Whirlpool's ability to attract, develop and retain executives and other qualified employees; (14) the impact of labor relations; (15) fluctuations in the cost of key materials (including steel, resins, and base metals) and components and the ability of Whirlpool to offset cost increases; (16) Whirlpool's ability to manage foreign currency fluctuations; (17) impacts from goodwill, intangible asset and/or inventory impairment charges; (18) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (19) impacts from credit rating agency downgrades; (20) litigation, tax, and legal compliance risk and costs; (21) the effects and costs of governmental investigations or related actions by third parties; (22) changes in the legal and regulatory environment including environmental, health and safety regulations, data privacy, taxes and AI; (23) the impacts of changes in foreign trade policies, including tariffs; (24) Whirlpool's ability to respond to the impact of climate change and climate change or other environmental regulation; (25) the uncertain global economy and changes in economic conditions; (26) financing and liquidity uncertainty including payment of dividends on our Mandatory Convertible Preferred Stock; (27) the dilutive effect of conversion and potential dividend payments in common stock for our Mandatory Convertible Preferred Stock; (28) the liquidation preference of our Mandatory Convertible Preferred Stock above our common stock; (29) reduced operational flexibility under our Senior Secured Second Lien Notes due 2031 and 2034; and (30) reduced operational flexibility and liquidity availability under our Asset-Based loan facility.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Net sales	$3,517	$3,773	$6,790	$7,393
Expenses
Cost of products sold	3,075	3,162	5,933	6,176
Gross margin	442	610	857	1,217
Selling, general and administrative	371	397	730	803
Intangible amortization	6	7	12	13
Restructuring costs	41	2	73	11
Loss (gain) on sale and disposal of businesses	(139)	—	(139)	—
Operating profit	163	204	181	389
Other (income) expense
Interest and sundry (income) expense	5	(4)	(3)	(36)
Interest expense	63	86	140	164
Earnings (loss) before income taxes	96	121	45	260
Income tax expense (benefit)	3	29	17	72
Equity method investment income (loss), net of tax	(5)	(18)	(22)	(35)
Net earnings (loss)	88	75	6	153
Less: Net earnings (loss) available to noncontrolling interests	—	9	—	17
Net earnings (loss) available to Whirlpool shareholders	88	65	6	137
Less: Mandatory convertible preferred stock dividends accumulated during the period	13	—	17	—
Net earnings (loss) available to Whirlpool common shareholders	$75	$65	$(11)	$137
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$1.15	$1.17	$(0.17)	$2.46
Diluted net earnings (loss) available to Whirlpool	$1.15	$1.17	$(0.17)	$2.45
Dividends declared	$—	$1.75	$0.90	$3.50
Weighted-average shares outstanding (in millions)
Basic	65.0	55.9	62.3	55.7
Diluted	65.2	56.1	62.3	55.9

Comprehensive income (loss)	$136	$(173)	$153	$(206)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,239	$669
Accounts receivable, net of allowance of $59 and $56, respectively	1,237	1,276
Inventories	2,219	2,307
Prepaid and other current assets	1,012	654
Assets held for sale	49	17
Total current assets	5,756	4,924
Property, net of accumulated depreciation of $5,675 and $5,547, respectively	2,230	2,194
Right of use assets	1,085	796
Goodwill	3,103	3,103
Investment in affiliated companies	836	827
Other intangibles, net of accumulated amortization of $475 and $464, respectively	2,552	2,563
Deferred income taxes	1,349	1,327
Other noncurrent assets	416	266
Total assets	$17,326	$16,001
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,250	$3,704
Accrued expenses	387	448
Accrued advertising and promotions	391	755
Employee compensation	177	208
Notes payable	16	351
Current maturities of long-term debt	212	586
Other current liabilities	577	460
Total current liabilities	5,009	6,513
Noncurrent liabilities
Long-term debt	6,840	5,583
Pension benefits	90	64
Postretirement benefits	92	92
Lease liabilities	989	669
Other noncurrent liabilities	382	365
Total noncurrent liabilities	8,393	6,773
Stockholders' equity
Mandatory convertible preferred stock, 8.50% Series A, $1 par value, 10 million shares authorized; 575 thousand issued and outstanding as of June 30, 2026; none issued and outstanding as of December 31, 2025; aggregate liquidation preference $575	1	—
Common stock, $1 par value, 250 million shares authorized, 73 million and 65 million shares issued, respectively, and 65 million and 56 million shares outstanding, respectively	73	65
Additional paid-in capital	4,566	3,485
Retained earnings	1,262	1,330
Accumulated other comprehensive loss	(1,476)	(1,624)
Treasury stock, 8 million and 9 million shares, respectively	(492)	(530)
Total Whirlpool stockholders' equity	3,933	2,726
Noncontrolling interests	(11)	(11)
Total stockholders' equity	3,923	2,715
Total liabilities and stockholders' equity	$17,326	$16,001

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2026	2025
Operating activities
Net earnings (loss)	$6	$153
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	185	163
Loss (gain) on sale and disposal of businesses	(139)	—
Equity method investment (income) loss, net of tax	22	35
Share based compensation and other	50	86
Changes in assets and liabilities:
Accounts receivable	(17)	(21)
Inventories	108	(527)
Accounts payable	(515)	(134)
Accrued advertising and promotions	(368)	(284)
Accrued expenses and current liabilities	(61)	(29)
Taxes deferred and payable, net	(60)	(16)
Accrued pension and postretirement benefits	11	(1)
Employee compensation	(37)	(31)
Other	(132)	(96)
Cash provided by (used in) operating activities	(947)	(702)
Investing activities
Capital expenditures	(162)	(154)
Purchase of previously leased assets	(157)	—
Proceeds from sale of assets and businesses	195	—
Cash provided by (used in) investing activities	(123)	(154)
Financing activities
Net proceeds from borrowings of long-term debt	1,972	1,200
Net repayments of long-term debt	(1,053)	(1,550)
Net proceeds (repayments) from short-term borrowings	(334)	1,142
Dividends paid	(68)	(194)
Common stock issuance, net of issuance costs	524	—
Mandatory convertible preferred stock issuance, net of issuance costs	557	—
Other	12	(15)
Cash provided by (used in) financing activities	1,610	583
Effect of exchange rate changes on cash and cash equivalents	30	67
Increase (decrease) in cash and cash equivalents	570	(207)
Cash and cash equivalents at beginning of year	669	1,275
Cash and cash equivalents at end of period (1)	$1,239	$1,068

(1) Cash and cash equivalents at the end of period include $212 million which was restricted to execute a debt payment which occurred on July 1, 2026. For additional information, see Note 5.

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
Risks and Uncertainties
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at June 30, 2026.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after August 4, 2026, including those resulting from the impacts of macroeconomic volatility including with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The results of the annual assessment performed as of October 1, 2025 determined that the carrying value of the JennAir trademark exceeded its fair value by $106 million. The trademark remains at risk for future impairment at June 30, 2026. The InSinkErator, Maytag, and Amana trademarks are also at risk for impairment at June 30, 2026. The goodwill in our reporting units are not presently at risk for future impairment.

The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively affect revenues for the JennAir, Maytag, InSinkErator, and Amana trademarks, but we remain committed to the strategic actions necessary to realize the long-term forecasted revenues and profitability of these trademarks.
A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance for our JennAir, Maytag, InSinkErator, and Amana trademarks, among other factors, as a result of the macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the second quarter of 2026.
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
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core assets. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of June 30, 2026 and December 31, 2025, these arrangements include residual value guarantees of up to approximately $152 million and $504 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
In connection with our synthetic lease arrangements we have irrevocable letters of credit arrangements with various banks, guaranteeing performance under various lease agreements, in the aggregate amount of $259 million. These instruments expire at various dates through 2027. No amounts have been drawn under these letters of credit as of June 30, 2026. We have not recorded a liability related to these instruments because the likelihood of performance under the guarantees is considered remote. The maximum potential future payments under these letters of credit are equal to their borrowing capacity.
These leases are classified as operating leases as of June 30, 2026. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. The leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Condensed Balance Sheets. Rental payments are calculated at the applicable reference rate plus a margin, the impact of the rental payments is nominal.
In March 2026, we purchased five non-core assets previously subject to synthetic lease agreements, paying $157 million to acquire the legal title to the underlying assets. In connection with the acquisitions, the related lease right‑of‑use assets of $29 million and lease liabilities of $28 million were derecognized from the Consolidated Condensed Balance Sheet. The difference between the consideration paid and the carrying amount of the lease liabilities was reflected as an adjustment to the cost basis of the acquired properties within Property, net of accumulated depreciation. The Consolidated Condensed Statement of Cash Flows reflects the $157 million payment within Purchase of previously leased assets. Expenses associated with these transactions did not have a material impact on the results for the quarter.

In June 2026, the Company sold and leased back two non-core assets for net proceeds of approximately $111 million. The initial total annual rent for the properties is approximately $9 million per year over an initial 16 year lease term and is subject to annual rent increases. Under the terms of the lease agreements, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the property for the lease term. The Company has two 10-year renewal options.

The transaction met the requirements for sale-leaseback accounting. Accordingly, the Company recorded the sale of the properties, which resulted in a gain of approximately $22 million recorded in cost of products sold in the Consolidated Condensed Statements of Income (Loss) for the three and six months ended June 30, 2026. The related land and buildings were removed from property, plant and equipment, net and the appropriate right-of-use asset and lease liabilities of approximately $163 million were recorded in the Consolidated Condensed Balance Sheets at the time of the transaction in the second quarter of 2026. The Consolidated Condensed Statement of Cash Flows reflects $111 million in proceeds within Proceeds from sale of assets and businesses.
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

Millions of dollars	Outstanding Obligations
Confirmed obligations outstanding as of December 31, 2025	$772
Invoices confirmed during the period	921
Confirmed invoices paid during the period	(1,087)
Impact of foreign currency	23
Confirmed obligations outstanding as of June 30, 2026	$629
Accounts Receivable Factoring
During the second quarter of 2026, Whirlpool entered into a Receivables Purchase Agreement with a financial institution, under which eligible trade receivables are sold and derecognized from the balance sheet in accordance with ASC 860, with maximum availability of $200 million as of June 30, 2026, of which $135 million was utilized during the quarter. Sale proceeds consist of a combination of cash and a deferred purchase price receivable, which is recorded at fair value using a discounted cash flow model and approximates face value given the short-duration nature of the underlying receivables. The deferred purchase price receivables that resulted from the sale of trade receivables during the second quarter of 2026 were $54 million and are recorded in other current assets within the Consolidated Condensed Balance Sheets.
Equity Method Investments
Our primary equity method investments include partial ownership in Whirlpool China, an entity that was previously controlled by the Company, partial ownership in Beko Europe B.V. ("Beko"), an entity resulting from the April 1, 2024 transaction with Arcelik, and partial ownership in Whirlpool India, an entity that was previously controlled by the Company. Whirlpool China and Whirlpool India are considered related parties. For additional information, see Note 14 to the Consolidated Condensed Financial Statements.

In June 2026, we reached an agreement with Arcelik to sell Whirlpool's remaining 25% stake in Beko to Beko BV (a subsidiary of Arcelik), accelerate and terminate certain deferred rights related to the August 2022 divestiture of our Russian business, and simplify or eliminate certain long-term obligations and liabilities between Whirlpool and Arcelik. Furthermore, Whirlpool received cash consideration and acquired a ~2.9% equity stake in Arcelik under the terms of the agreement. The existing brand licensing and supply agreements remain in place.
In connection with the transaction, we received net cash proceeds of $84 million, and 2.9% equity stake of Arcelik valued at $44 million on the transaction date and recorded a gain of $139 million for the three and six months ended June 30, 2026. The total transaction amount includes $82 million from the sale of our Beko stake, $46 million from the termination of the Russia agreement, and $11 million from the release of previously accrued indemnities and other comprehensive income.
The following table summarizes the amounts related to the Company's primary equity method investments during the periods presented.

Millions of dollars	Reporting Lag	June 30, 2026		December 31, 2025
		Percentage Ownership	Carrying Amount	Percentage Ownership	Carrying Amount
Beko Europe B.V.	1 month	—%	$—	25%	$19
Whirlpool China	1 month	20%	$203	20%	$196
Whirlpool India	3 months	40%	$595	40%	$599
The fair value of our investment in Whirlpool China, based on the quoted market price, is $156 million as of June 30, 2026.
In November 2025, we completed a market transaction reducing our ownership in Whirlpool India from 51% to approximately 40%. The fair value of the investment in Whirlpool India at the date of deconsolidation on December 1, 2025, was $599 million based on the quoted market price (Level 1 input). The sale date fair value of investment in Whirlpool India exceeded the Company’s proportionate share of Whirlpool India’s underlying net assets by approximately $448 million. This basis difference has been allocated as follows: $94 million to identifiable intangible assets (primarily customer relationships), which are being amortized over a useful life of 18 years, and $18 million to other assets, which are amortized over their useful lives of up to 10 years. The residual difference of $336 million is recognized as equity method goodwill, which is not amortized but is monitored for impairment as part of the total investment. As of June 30, 2026, based on quoted market price, the fair value of this investment is $436 million.
Management has concluded that there are no indicators of other than temporary impairment related to these investments.
The following tables summarize the amounts recorded related to the Company's primary equity method investments during the periods presented.

Millions of dollars	June 30, 2026	December 31, 2025
Accounts Payable	$196	$198

Millions of dollars	Six Months Ended June 30,
	2026	2025
Purchases	$173	$190
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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2026	2025	2026	2025
Major product categories:
Laundry	$1,064	$1,075	$2,045	$2,101
Refrigeration	1,053	1,225	1,969	2,324
Cooking	790	820	1,588	1,659
Dishwashing	270	271	533	567
Total major product category net sales	$3,177	$3,391	$6,134	$6,651
Spare parts and warranties	135	136	273	272
Other	205	246	384	470
Total net sales	$3,517	$3,773	$6,790	$7,393
Other revenue sources primarily include the revenues from the InSinkErator business, subscription arrangements, and licenses.
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and six months ended June 30, 2026.
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

The following table summarizes our allowance for expected credit losses and bad debt expense by operating segment for the six months ended June 30, 2026:

Millions of dollars	December 31, 2025	Charged to Earnings	Write-offs	Foreign Currency	Other	June 30, 2026
Accounts receivable allowance
MDA North America	$12	$—	$—	$—	$—	$12
MDA Latin America	39	4	(2)	1	—	42
SDA Global	3	—	—	—	—	3
Other	2	1	—	—	(1)	2
Consolidated	$56	$5	$(2)	$1	$(1)	$59
Financing receivable allowance
MDA Latin America	$26	$—	$—	$1	$—	$27
Consolidated	$82	$5	$(2)	$2	$(1)	$86
(3)    INVENTORIES
The following table summarizes our inventories at June 30, 2026 and December 31, 2025:

Millions of dollars	June 30, 2026	December 31, 2025
Finished products	$1,677	$1,750
Raw materials and work in process	542	557
Total Inventories	$2,219	$2,307
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at June 30, 2026 and December 31, 2025:

Millions of dollars	June 30, 2026	December 31, 2025
Land	$26	$26
Buildings	1,079	1,024
Machinery and equipment	6,800	6,691
Accumulated depreciation	(5,675)	(5,547)
Property, plant and equipment, net	$2,230	$2,194
The net book value of assets disposed was $94 million and $4 million for the six months ended June 30, 2026 and 2025, respectively. The net gain on disposals was $23 million and not material for the six months ended June 30, 2026 and 2025, respectively.
(5)    FINANCING ARRANGEMENTS
Debt Offering
On June 16, 2026, we issued $1.0 billion in aggregate principal amount of 7.500% Senior Secured Second Lien Notes due 2031 (the “2031 Notes”) and $1.0 billion in aggregate principal amount of 7.875% Senior Secured Second Lien Notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Secured Notes”). The Secured Notes were issued pursuant to an indenture, dated June 16, 2026 (the “Indenture”), by and among the Company, the other guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The sale of the Secured Notes was not registered under the Securities Act of 1933, as amended, and the Notes were sold on a private placement basis under Rule 144A.
The Secured Notes are guaranteed by each domestic and Canadian subsidiary of the Company that is a borrower under, or a guarantor of, our new asset-based revolving credit facility (the “ABL Credit Facility”). The Notes and related guarantees are secured, on a second-priority basis, subject to Permitted Liens and Excluded Assets (each as defined in the Indenture), that secure the obligations under the ABL Credit Facility on a first-

priority basis. We used the net proceeds from the issuance of the Secured Notes to pay the consideration for all 1.250% Senior Notes due 2026 and 1.100% Senior Notes due 2027 issued by the Company’s wholly owned subsidiary and, together with borrowings under our ABL Credit Facility, to repay the amount outstanding under our previously existing unsecured revolving credit facility. The entirety of the unsecured revolving credit facility and majority of the Senior Notes were repaid as of June 30, 2026, with the remaining $212 million of Senior Notes being satisfied and discharged on July 1, 2026.
The Indenture limits, among other things, our and our subsidiaries' ability to (i) incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; (ii) pay dividends on or make other distributions in respect of equity interests or make other restricted payments; (iii) create liens on certain assets to secure debt; (iv) make certain investments; (v) sell or otherwise dispose of certain assets; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (vii) designate our subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions governing our ability to dispose of assets, make investments, incur additional debt, create liens, and make restricted payments, as further set forth in the Indenture filed as an exhibit to our Form 8-K filed on June 16, 2026. The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods). In addition, if we experience a specified kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. If we sell certain assets, we may be required to offer to use the net proceeds thereby to purchase the Notes of a series at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
On June 9, 2025, the Company entered into an Underwriting Agreement with Mizuho Securities USA LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein, relating to the offering by the Company of $600 million aggregate principal amount of 6.125% Senior Notes due 2030 and $600 million aggregate principal amount of 6.500% Senior Notes due 2033 (collectively, the “2030 and 2033 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-276169), and a preliminary prospectus supplement and prospectus supplement related to the offering of the 2030 and 2033 Notes, each as previously filed with the Securities and Exchange Commission. On June 11, 2025, the Company closed its offering of the 2030 and 2033 Notes.
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
Term Loan Agreement
On September 23, 2022, the Company entered into a Term Loan Agreement by and among the Company, Sumitomo Mitsui Banking Corporation (“SMBC”), as Administrative Agent and Syndication Agent and as lender, and certain other financial institutions as lenders. SMBC, BNP Paribas, ING Bank N.V., Dublin Branch, Mizuho Bank, Ltd., and Societe Generale acted as Joint Lead Arrangers and Syndication Agents; The Bank of Nova Scotia and Bank of China, Chicago Branch acted as Documentation Agents; and SMBC acted as Sole Bookrunner for the Term Loan Agreement. The Term Loan Agreement provided for an aggregate lender commitment of $2.5 billion. The Company utilized proceeds from the term loan facility on a delayed draw basis to fund a majority of the $3.0 billion purchase price consideration for the Company’s acquisition from Emerson Electric Co. (“Emerson”) of Emerson’s InSinkErator business, as set forth in the Asset and Stock Purchase Agreement between Whirlpool and Emerson dated as of August 7, 2022 (the “Acquisition Agreement”).
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

Credit Facilities
On May 3, 2022, the Company entered into a Fifth Amended and Restated Long-Term Credit Agreement (the “Amended Long-Term Facility”) by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. BNP Paribas, Mizuho Bank, Ltd. and Wells Fargo Bank, National Association acted as Documentation Agents. JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Citibank, N.A., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC acted as Joint Lead Arrangers and Joint Bookrunners for the Amended Long-Term Facility. Consistent with the Company’s prior credit agreement, the Amended Long-Term Facility provided an aggregate borrowing capacity of $3.5 billion. As of June 16, 2026, the Long-Term Credit Agreement was terminated and replaced with the Asset-based Credit Facility.
Asset-based Credit Facility
On June 16, 2026, we entered into the ABL Credit and Guaranty Agreement (the “ABL Credit Agreement”) by and among the Company, certain other borrowers and guarantors, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Citibank, N.A., Mizuho Bank, Ltd., Wells Fargo Bank, National Association, BMO Capital Markets Corp, Goldman Sachs Bank USA, PNC Bank, National Association and TD Bank, N.A. acted as Joint Lead Arrangers and Joint Bookrunners for the ABL Credit Agreement. The Bank of Nova Scotia, Fifth Third Bank, National Association, The Huntington National Bank and Standard Chartered Bank acted as Documentation Agents. The ABL Credit Facility provides for an aggregate principal amount of up to $2.0 billion, subject to a borrowing base comprised of eligible accounts, inventory, intellectual property, machinery and equipment, credit card receivables, and eligible cash. Borrowings under the ABL Credit Facility may be used for working capital needs and other general corporate purposes. In connection with the effectiveness of the ABL Credit Agreement, our prior existing long-term credit agreement was repaid in full and the commitments thereunder terminated.
The interest rate payable is based on our Availability (as defined in the ABL Credit Agreement). Borrowings bear interest at rates based on Term SOFR Rate, the Alternate Base Rate or other applicable benchmark rates, plus an applicable margin ranging from 0.50% to 2.00% per annum, at our election and depending on the currency and type of borrowing.
The ABL Credit Agreement contains customary covenants and warranties, including among other things, a springing financial covenant requiring a consolidated fixed charge coverage ratio of not less than 1.00 to 1.00 for the most recently ended four-quarter period during any period commencing when Availability falls below the greater of 10% of the Line Cap (as defined in the ABL Credit Agreement) and $135 million and continuing until Availability has exceeded such threshold for 20 consecutive days. It contains certain operational and informational covenants customary for this type of secured revolving credit facility, which limits, among other things, our ability to (i) incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; (ii) pay dividends on or make other distributions in respect of equity interests or make other restricted payments; (iii) create liens on certain assets to secure debt; (iv) make certain investments; (v) sell or otherwise dispose of certain assets; and (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to a number of important limitations and exceptions. The ABL Credit Agreement provides for customary events of default (subject in certain cases to customary grace and cure periods). We had no amount drawn on the ABL Credit Facility at June 30, 2026.
In addition to the committed $2.00 billion ABL Credit Facility, we have a committed credit facility in Brazil, as of June 30, 2026 and December 31, 2025. This committed credit facility provides borrowings up to approximately $193 million at June 30, 2026 and $182 million at December 31, 2025, based on exchange rates then in effect. The committed credit facility in Brazil has several tranches with maturities through 2026 and 2027.
We had $0 million and $250 million drawn on the committed credit facilities at June 30, 2026 and December 31, 2025, respectively.

Subsidiary Guarantees and Liens
In connection with our refinancing transactions completed on June 16, 2026, borrowings under our ABL Credit Facility and the Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of our domestic and Canadian subsidiaries that is an obligor under the ABL Credit Facility (the “Subsidiary Guarantors”). The obligations of us and the Subsidiary Guarantors under the ABL Credit Facility are secured by a first-priority lien on eligible capital, accounts receivable, inventory, intellectual property, and machinery and equipment. Concurrently, the obligations under the Secured Notes and the related subsidiary guarantees are secured on a second-priority basis by a junior lien on the same asset collateral pool.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks, or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The downgrade of our credit ratings to below investment grade has reduced access to and increased costs associated with accessing the commercial paper market.
The following table summarizes the carrying value of notes payable at June 30, 2026 and December 31, 2025:

Millions of dollars	June 30, 2026	December 31, 2025
Commercial paper	$—	$80
Short-term borrowings due to banks	16	271
Total notes payable	$16	$351
Transfers and Servicing of Financial Assets
In an effort to manage economic and geographic trade customer risk, from time to time, the Company will transfer, primarily without recourse, accounts receivable balances of certain customers to financial institutions resulting in a nominal impact recorded in interest and sundry (income) expense. These transactions, are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Condensed Balance Sheets. These transfers do not require continuing involvement from the Company.
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $135 million as of June 30, 2026 and $233 million as of December 31, 2025. The amount of cash proceeds received under these arrangements was $276 million and $259 million for the six months ended June 30, 2026 and 2025, respectively.
(6)    COMMITMENTS AND CONTINGENCIES
OTHER MATTERS
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at June 30, 2026. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.8 billion Brazilian reais (approximately $538 million at June 30, 2026).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty")

which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 315 million Brazilian reais (approximately $61 million at June 30, 2026), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. In October 2025, we received a negative decision at the Brazil Supreme Court in the IPI Amnesty case. We have initiated litigation against foreclosure of the largest portion of the tax amounts at issue, representing substantially all of the amounts at issue in the IPI Amnesty case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 451 million Brazilian reais (approximately $87 million at June 30, 2026). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
We and other Brazil taxpayers have filed lawsuits in Brazil challenging DIFAL, an interstate tax equalization regime. In November 2023, in a leading (non-Whirlpool) case, the Brazil Supreme Court issued a decision upholding the constitutionality of DIFAL levied for the majority of 2022. While this lawsuit is still pending, on October 21, 2025, the Brazil Supreme Court issued a decision in a separate (non-Whirlpool) case, upholding the constitutionality of DIFAL levied on taxpayers, but partially mitigating the impact for those, like Whirlpool, that filed lawsuits to challenge DIFAL before December 2023. We continue to evaluate the impact of the decision as applied to the specific facts of our pending DIFAL cases in various states in Brazil. We have accrued amounts related to DIFAL levied in certain states in Brazil, but have not accrued amounts in certain others based on the opinion of our tax and legal advisors. Our total unreserved amounts related to DIFAL-related contingency is approximately 553 million Brazilian reais (approximately $107 million at June 30, 2026).
In the first quarter of 2026, we received a favorable final Brazil Supreme Court decision related to DIFAL payments made between 2016 and 2021, and recorded a gain of approximately $35 million, primarily in cost of products sold, related to credits that we expect to monetize in future periods. In the second quarter of 2026, we recorded an additional $8 million gain related to the decision.
In addition to the BEFIEX, IPI tax credit, PIS/COFINS inputs and DIFAL matters noted above, other assessments issued by the Brazilian tax authorities related to indirect and income tax matters, and other matters, are at various stages of review in numerous administrative and judicial proceedings. We are vigorously defending our positions related to BEFIEX credits and other Brazil Tax Matters. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. In the second quarter of 2026, we recorded a gain of approximately $27 million, primarily in cost of products sold, related to a favorable Brazil Supreme Court decision in a labor tax matter. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss.
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

On December 19, 2024, the FCA's college issued its final decision, setting the final fine amount at $75 million (based on exchange rates at December 31, 2024), with $46 million attributable to Whirlpool's France business and $29 million attributable to Indesit's France business. The Company paid Beko Europe approximately $57 million in the second quarter of 2025 to satisfy indemnification obligations related to this fine, with the remainder satisfied by cash provided in connection with transaction closing. Under the terms of a settlement with Indesit's former owners, the Company received approximately $11 million out of escrow from the former owners in the second quarter of 2025. A nominal amount was recorded in the second quarter of 2025 related to the net impact of final amounts paid and received.
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
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2026	2025
Balance at January 1(1)	$151	$196
Issuances/accruals during the period	105	111
Settlements made during the period/other	(111)	(113)
Balance at June 30	145	194
Current portion	125	130
Non-current portion	20	64
Total	$145	$194
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

Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At June 30, 2026 and December 31, 2025, the guaranteed amounts totaled 2.2 billion Brazilian reais (approximately $428 million at June 30, 2026) and 2.1 billion Brazilian reais (approximately $380 million at December 31, 2025), respectively. The fair value of these guarantees were nominal at June 30, 2026 and December 31, 2025. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.3 billion at June 30, 2026 and $3.3 billion at December 31, 2025, respectively. Our total short-term outstanding bank indebtedness under guarantees was $16 million and $21 million at June 30, 2026 and December 31, 2025, respectively.

(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2026	2025	2026	2025	2026	2025
Service cost	$1	$—	$—	$—	$—	$—
Interest cost	22	24	1	1	1	2
Expected return on plan assets	(27)	(30)	—	—	—	—
Amortization:
Actuarial loss	12	10	—	—	(1)	—
Prior service credit	—	—	—	—	—	(1)
Settlement and curtailment (gain) loss	—	—	—	—	—	—
Net periodic cost	$8	$4	$1	$1	$—	$1

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2026	2025	2026	2025	2026	2025
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	44	48	2	2	3	3
Expected return on plan assets	(54)	(59)	—	(1)	—	—
Amortization:
Actuarial loss	24	20	1	—	(2)	—
Prior service credit	—	—	—	—	—	(1)
Settlement and curtailment (gain) loss	—	—	—	(2)	—	—
Net periodic benefit cost (credit)	$15	$10	$3	$—	$1	$2
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2026	2025	2026	2025	2026	2025
Operating (profit) loss	$1	$—	$—	$—	$—	$—
Interest and sundry (income) expense	7	4	1	1	—	1
Net periodic benefit cost	$8	$4	$1	$1	$—	$1

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2026	2025	2026	2025	2026	2025
Operating (profit) loss	$1	$1	$1	$1	$—	$—
Interest and sundry (income) expense	14	9	2	(1)	1	2
Net periodic benefit cost (credit)	$15	$10	$3	$—	$1	$2
401(k) Defined Contribution Plan
Beginning in March 2024, the Company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees, are contributed in company stock. The contributions were $38 million for the six months ended June 30, 2026. The contributions are presented in share based compensation and other on the Consolidated Condensed Statements of Cash Flows.
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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at June 30, 2026 and December 31, 2025, respectively.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at June 30, 2026 and December 31, 2025.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of June 30, 2026 and December 31, 2025.

The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at June 30, 2026 and December 31, 2025.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2026	2025	2026	2025	2026	2025		2026	2025
Derivatives accounted for as hedges(1)
Commodity swaps/options	$257	$247	$43	$27	$3	$6	(CF)	24	24
Foreign exchange forwards/options	639	675	14	3	20	25	(CF/NI)	15	15
Cross-currency swaps	618	618	3	4	92	107	(CF)	32	38
Total derivatives accounted for as hedges			$60	$34	$115	$138
Derivatives not accounted for as hedges
Foreign exchange forwards/options(2)	2,787	1,266	30	2	3	8	N/A	4	7
Total derivatives not accounted for as hedges			30	2	3	8
Total derivatives			$90	$36	$118	$146

Current			$83	$28	$25	$38
Noncurrent			8	8	93	108
Total derivatives			$91	$36	$118	$146
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.
(2)Change in foreign exchange forwards/options is primarily driven by proactive actions taken to manage our short-term currency risk.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (3)(5)
Millions of dollars		2026	2025
Cash flow hedges
Commodity swaps/options		$9	$(1)
Foreign exchange forwards/options(6)		(1)	(47)
Cross-currency swaps(6)		—	(60)
		$8	$(108)

		Three Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(4)(5)
Cash Flow Hedges - Millions of dollars		2026	2025
Commodity swaps/options	Cost of products sold	$18	$(2)
Foreign exchange forwards/options	Net sales	4	(1)
Foreign exchange forwards/options	Cost of products sold	(18)	3
Foreign exchange forwards/options	Interest and sundry (income) expense	—	3
Cross-currency swaps(6)	Interest and sundry (income) expense	9	(59)
		$13	$(56)

		Three Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2026	2025
Foreign exchange forwards/options	Interest and sundry (income) expense	$19	$(25)
(3)Change in gain (loss) recognized in OCI (effective portion) for the three months ended June 30, 2026 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended June 30, 2026 was primarily driven by fluctuations in currency, commodity prices and interest rates.
(5)The tax impact of the cash flow hedges was $2 million and $14 million for the three months ended June 30, 2026 and 2025, respectively.
(6)Change in foreign exchange forwards/options and cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.

		Six Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion) (7)(9)
Millions of dollars		2026	2025
Cash flow hedges
Commodity swaps/options		$50	$4
Foreign exchange forwards/options(10)		(12)	(72)
Cross-currency swaps(10)		15	(77)
		$53	$(145)

		Six Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(8)(9)
Cash Flow Hedges - Millions of dollars		2026	2025
Commodity swaps/options	Cost of products sold	$26	$(1)
Foreign exchange forwards/options	Net sales	7	(1)
Foreign exchange forwards/options	Cost of products sold	(34)	8
Foreign exchange forwards/options	Interest and sundry (income) expense	(3)	13
Cross-currency swaps(10)	Interest and sundry (income) expense	22	(87)
Interest rate derivatives(11)	Interest and sundry (income) expense	1	30
		$19	$(38)

		Six Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2026	2025
Foreign exchange forwards/options	Interest and sundry (income) expense	$18	$(36)
(7)Change in gain (loss) recognized in OCI (effective portion) for the six months ended June 30, 2026 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(8)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the six months ended June 30, 2026 was primarily driven by fluctuations in currency, commodity prices and interest rates.
(9)The tax impact of the cash flow hedges was $(7) million and $30 million for the six months ended June 30, 2026 and 2025, respectively.
(10)Change in foreign exchange forwards/options and cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
(11)In 2025, the OCI release on the interest rate derivative was driven by an assessment in the period which determined that the forecasted debt transaction was determined to be not probable of occurring.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended June 30, 2026 and 2025. There were no hedges designated as fair value for the periods ended June 30, 2026 and 2025. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $25 million at June 30, 2026.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2026	2025	2026	2025	2026	2025	2026	2025
Short-term investments (1)	$498	$441	$488	$435	$10	$6	$498	$441
Net derivative contracts	—	—	—	—	(28)	(111)	(28)	(111)
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.
Beko Europe Divestiture
In June 2026, the Company executed an agreement with Arcelik to sell the Company's remaining 25% ownership interest in Beko Europe B.V., terminate its 2022 Russia contingent consideration rights, and settle historical indemnity obligations. Total transaction consideration included net cash proceeds of $84 million and an acquisition of a 2.9% equity stake in Arcelik. The fair value of the equity stake in Arcelik at the date of the transaction was calculated based on the Arcelik stock price (Level 1 input) and the shares acquired, resulting in an initial fair value of $44 million.
For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
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
For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $6.2 billion and $5.7 billion at June 30, 2026 and December 31, 2025, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Mandatory Convertible Preferred Stock	Non-Controlling Interest
Balances, December 31, 2025	$2,715	$1,330	$(1,624)	$2,955	$65	$—	$(11)
Comprehensive income (loss)
Net earnings (loss)	(82)	(82)	—	—	—	—	—
Other comprehensive income (loss)	99	—	99	—	—	—	—
Comprehensive income (loss)	17	(82)	99	—	—	—	—
Stock issued (repurchased)(1)	1,102	—	—	1,093	8	1	—
Dividends accumulated on Mandatory convertible preferred stock	(4)	(4)	—	—	—	—	—
Dividends declared on common stock	(58)	(58)	—	—	—	—	—
Balances, March 31, 2026	$3,772	$1,187	$(1,525)	$4,048	$73	$1	$(11)
Comprehensive income (loss)
Net earnings (loss)	88	88	—	—	—	—	—
Other comprehensive income	49	—	49	—	—	—	—
Comprehensive income (loss)	136	88	49	—	—	—	—
Stock issued (repurchased)	26	—	—	26	—	—	—
Dividends accumulated on Mandatory convertible preferred stock	(2)	(2)	—	—	—	—	—
Dividends declared	(10)	(10)	—	—	—	—	—
Balances, June 30, 2026	$3,923	$1,262	$(1,476)	$4,074	$73	$1	$(11)
(1)Primarily consists of stock issuance which occurred on February 27, 2026, which included common stock as well as Mandatory Convertible Preferred Stock.

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2024	$2,933	$1,311	$(1,545)	$2,853	$64	$250
Comprehensive income (loss)
Net earnings (loss)	79	71	—	—	—	7
Other comprehensive income	(112)	—	(112)	—	—	—
Comprehensive income (loss)	(34)	71	(112)	—	—	7
Stock issued (repurchased)	27	—	—	26	1	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2025	$2,829	$1,285	$(1,657)	$2,879	$65	$257
Comprehensive income (loss)
Net earnings (loss)	75	65	—	—	—	9
Other comprehensive income	(247)	—	(247)	—	—	—
Comprehensive income (loss)	(173)	65	(247)	—	—	9
Stock issued (repurchased)	26	—	—	26	—	—
Dividends declared	(99)	(97)	—	—	—	(2)
Balances, June 30, 2025	$2,583	$1,253	$(1,904)	$2,905	$65	$264

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2026			2025
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$43	$—	$43	$(217)	$—	$(217)
Cash flow hedges	(5)	2	(3)	(52)	15	(37)
Pension and other postretirement benefits plans	12	(3)	9	10	(3)	7
Other comprehensive income (loss)	50	(1)	49	(259)	12	(247)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$50	$(1)	$49	$(259)	$12	$(247)

	Six Months Ended June 30,
	2026			2025
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$104	$—	$104	$(299)	$—	$(299)
Cash flow hedges	35	(7)	28	(105)	31	(74)
Pension and other postretirement benefits plans	23	(6)	17	19	(5)	14
Other comprehensive income (loss)	162	(13)	149	(385)	26	(359)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$162	$(13)	$149	$(385)	$26	$(359)

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
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$12	$23	Interest and sundry (income) expense
Other comprehensive income related to divestitures	4	4	(Gain) loss on sale and disposal of businesses
Total	$16	$27
Net earnings (loss) per Share
Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net earnings (loss) per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using both the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income (loss) per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three and six months ended June 30, 2026, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 8.3 million and 5.7 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net loss per share calculation.
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2026	2025	2026	2025
Numerator:
Net earnings (loss) available to Whirlpool common shareholders	$75	$65	$(11)	$137
Denominator:
Denominator for basic earnings per share - weighted-average shares	65.0	55.9	62.3	55.7
Effect of dilutive securities - share-based compensation	0.2	0.2	—	0.2
Denominator for diluted earnings per share - adjusted weighted-average shares	65.2	56.1	62.3	55.9
Anti-dilutive stock options/awards excluded from earnings per share	2.0	1.2	1.2	1.2

Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the six months ended June 30, 2026, we did not repurchase any shares under the share repurchase program. At June 30, 2026, there were approximately $2.5 billion in remaining funds authorized under this program.
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
On July 1, 2026, the Company announced restructuring actions related to the closure of its Supsa manufacturing facility in Apodaca, Mexico, which is expected to cease production by the second quarter of 2027. The Company expects to phase out of the Supsa Facility by transferring production to its manufacturing facility in Ramos Arizpe, Mexico, and across its manufacturing and supply chain network.
The Company estimates that it will incur up to approximately $86 million in asset impairment costs, approximately $31 million in employee-related costs, and approximately $44 million in other associated costs in connection with these actions. The asset impairment costs include accelerated depreciation that is recognized as it is incurred. The Company estimates that approximately $75 million of the total restructuring will result in future cash expenditures. The Company expects these actions to be substantially complete in 2027.
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
The following table summarizes the changes to our restructuring liability during the six months ended June 30, 2026:

Millions of Dollars	December 31, 2025	Charge to Earnings	Cash Paid	Non-Cash and Other	June 30, 2026
Employee Termination	$5	$42	$(16)	$—	$32
Asset Impairment	2	21	—	(22)	—
Facility exit costs	—	—	—	—	—
Other exit costs	—	10	(6)	—	4
Total	$7	$73	$(23)	$(22)	$36

The following table summarizes the restructuring charges by operating segment for the periods presented:

Millions of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MDA North America	$5	$1	$30	$6
MDA Latin America	36	1	38	3
SDA Global	—	—	—	—
Corporate/Other	—	—	5	2
Total	$41	$2	$73	$11

(12)    INCOME TAXES
Income tax expense was $3 million and $17 million for the three and six months ended June 30, 2026, compared to income tax expense of $29 million and $72 million for the same periods of 2025. The decrease in tax expense for the six months ended June 30, 2026, is primarily due to reduced earnings before income taxes and tax benefits related to transactions and restructuring.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2026	2025	2026	2025
Earnings (loss) before income taxes	$96	$121	$45	$260

Income tax expense (benefit) computed at United States statutory tax rate	21	25	10	55
State and local taxes, net of federal tax benefit	(3)	2	(2)	15
Valuation allowances	(37)	(3)	(31)	(2)
Audit and Settlements	11	7	13	8
U.S. foreign income items, net of credits	14	(2)	16	(4)
Other	(3)	—	11	1
Income tax expense (benefit) computed at effective worldwide tax rates	$3	$29	$17	$72
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	SDA Global	Other	Eliminations	Total Whirlpool
Net sales
2026	$2,408	$868	$202	$38	$—	$3,517
2025	2,446	806	201	320	—	3,773
Cost of Products Sold
2026	$2,148	$772	$125	$29	$—	$3,075
2025	2,085	691	121	266	—	3,162
Other segment expenses/(income)
2026	$196	$70	$53	$(31)	$—	$288
2025	216	67	45	92	—	420
EBIT
2026	$64	$26	$24	$39	$—	$154
2025	144	48	35	(36)	—	190
Intersegment sales
2026	$30	$280	$—	$9	$(319)	$—
2025	22	305	—	9	(336)	—
Total assets
June 30, 2026	$10,269	$3,950	$1,385	$9,772	$(8,050)	$17,326
December 31, 2025	9,994	3,962	1,248	8,474	(7,677)	16,001
Capital expenditures
2026	$59	$28	$6	$1	$—	$94
2025	36	31	7	8	—	82
Depreciation and amortization
2026	$55	$18	$5	$6	$—	$84
2025	42	14	5	19	—	80

	Six Months Ended June 30,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	SDA Global	Other	Eliminations	Total Whirlpool
Net sales
2026	$4,646	$1,642	$424	$78	$—	$6,790
2025	4,864	1,543	397	588	—	7,393
Cost of Products Sold
2026	$4,176	$1,441	$255	$60	$—	$5,933
2025	4,129	1,322	239	487	—	6,176
Other segment expenses/(income)
2026	$399	$128	$98	$69	$—	$694
2025	442	124	87	174	—	827
EBIT
2026	$70	$73	$71	$(51)	$—	$163
2025	293	96	71	(70)	—	390
Intersegment sales
2026	$71	$562	$—	$18	$(652)	$—
2025	53	635	—	21	(709)	—
Total assets
June 30, 2026	$10,269	$3,950	$1,385	$9,772	$(8,050)	$17,326
December 31, 2025	9,994	3,962	1,248	8,474	(7,677)	16,001
Capital expenditures
2026	$96	$55	$11	$1	$—	$162
2025	75	59	9	11	—	154
Depreciation and amortization
2026	$122	$37	$10	$15	$—	$185
2025	86	30	9	38	—	163
The following table summarizes the reconciling items in the Other column for total EBIT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2026	2025	2026	2025
Items not allocated to segments:
Restructuring costs	$(41)	$(2)	$(73)	$(10)
Gain on sale and disposal of businesses	139	—	139	—
MDA Asia	4	23	8	42
Corporate expenses and other	(63)	(58)	(125)	(102)
Total other	$39	$(36)	$(51)	$(70)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2026	2025	2026	2025
Operating profit	$163	$204	$181	$389
Interest and sundry (income) expense	5	(4)	(3)	(36)
Equity method investment income (loss), net of tax	(5)	(18)	(22)	(35)
Total EBIT	$154	$190	$163	$390
Interest expense	63	86	140	164
Income tax expense	3	29	17	72
Net earnings (loss)	$88	$75	$6	$153
Less: Net earnings available to noncontrolling interests	—	9	—	17
Net earnings (loss) available to Whirlpool shareholders	$88	$65	$6	$137
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
Beko Europe Divestiture
In June 2026, we reached an agreement with Arcelik to sell Whirlpool's remaining 25% stake in Beko to Beko BV (a subsidiary of Arcelik), accelerate and terminate certain deferred rights related to the August 2022 divestiture of our Russian business, and simplify and eliminate certain long-term obligations and liabilities between Whirlpool and Arcelik. Furthermore, Whirlpool received cash consideration and acquired a ~2.9% equity stake in Arcelik under the terms of the agreement. The existing brand licensing and supply agreements remain in place.
For additional information, see Note 1 and Note 9 to the Consolidated Condensed Financial Statements.

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
OVERVIEW
Whirlpool delivered second-quarter net earnings (loss) available to Whirlpool common shareholders of $75 million (net earnings margin of 2.1%), or $1.15 per share, compared to net earnings (loss) available to Whirlpool shareholders of $65 million (net earnings margin of 1.7%), or $1.17 per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $(947) million for the six months ended June 30, 2026, compared to $(702) million in the same prior year period and had capital expenditures of $162 million and $154 million, respectively.
Net earnings margins were favorably impacted by the gain of $139 million during the second quarter of 2026 related to the sale of our remaining 25% ownership stake in Beko, partially offset by the unfavorable impacts of lower volume due to the industry demand decline in North America and negative price/mix in Latin America.
We continue to take actions to deliver shareholder value as we navigate through a challenging macro environment in North America. We remain confident in delivering over $150 million of cost take out, implementing previously announced pricing actions, including the largest pricing changes in a decade, introducing over 100 new products and improving net debt.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2026	2025	Better/(Worse) %	2026	2025	Better/(Worse) %
Net sales	$3,517	$3,773	(6.8)%	$6,790	$7,393	(8.2)%
Gross margin	442	610	(27.6)	857	1,217	(29.6)
Selling, general and administrative	371	397	6.7	730	803	9.1
Intangible amortization	6	7	6.7	12	13	6.7
Restructuring costs	41	2	nm	73	11	nm
Loss (gain) on sale and disposal of businesses	(139)	—	nm	(139)	—	nm
Interest and sundry (income) expense	5	(4)	nm	(3)	(36)	nm
Interest expense	63	86	27.7	140	164	14.8
Income tax expense (benefit)	3	29	88.5	17	72	76.4
Equity method investment income (loss)	(5)	(18)	72.2	(22)	(35)	37.1
Net earnings (loss) available to Whirlpool shareholders	88	65	33.9	6	137	(95.6)
Mandatory convertible preferred stock dividends accumulated during the period	13	—	nm	17	—	nm
Net earnings (loss) available to Whirlpool common shareholders	$75	$65	14.2	$(11)	$137	nm
Diluted net earnings (loss) available to Whirlpool per share	$1.15	$1.17	(1.7)%	$(0.17)	$2.45	nm
(1) Not meaningful ("nm")
Consolidated net sales decreased 6.8% and 8.2% for the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease was primarily driven by the deconsolidation of Whirlpool of India, industry demand decline in North America and unfavorable price/mix in Latin America. This was partially offset by favorable currency impacts in Latin America.
The consolidated gross margin percentage for the three and six months ended June 30, 2026 was 12.6% and 12.6% compared to 16.2% and 16.5% in the same prior-year periods. The decrease was primarily driven by industry demand decline, operational inefficiencies associated with lower volume, tariff cost, inflation and unfavorable price/mix.
The following is a discussion of results for each of our operating segments, which consist of MDA North America; MDA Latin America; and SDA Global. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.

MDA NORTH AMERICA
Net Sales
Net sales decreased 1.5% and 4.5% for the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease for the three and six months ended was primarily driven by lower volume, as industry demand remained subdued. This was partially offset by favorable product price/mix in the three months ended June 30, 2026. Excluding the impact from foreign currency, net sales decreased 1.5% and 4.6% for the three and six months ended June 30, 2026, compared to the same periods in 2025.

Cost of Products Sold
Cost of products sold for the three and six months ended June 30, 2026 increased 3.0% and 1.1% compared to the same periods in 2025. The increase for the three and six months ended was primarily driven by operational inefficiencies associated with lower volume, tariff cost and inflation.

EBIT
EBIT decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease for the three and six months ended was primarily due to operational inefficiencies associated with lower volume, tariff cost and inflation. This was partially offset by favorable product price/mix in the three months ended June 30, 2026. EBIT margin was 2.7% and 1.5% for the three and six months ended June 30, 2026, compared to 5.9% and 6.0% for the same periods in 2025.

MDA LATIN AMERICA
Net Sales
Net sales increased 7.8% and 6.4% for the three and six months ended June 30, 2026, compared to the same periods in 2025. The increase was primarily driven by favorable foreign currency and increased volume, partially offset by unfavorable price/mix. Excluding the impact from foreign currency, net sales decreased 1.7% and 2.7% for the three and six months ended June 30, 2026, compared to the same periods in 2025.

Cost of Products Sold
Cost of products sold for the three and six months ended June 30, 2026 increased 11.7% and 9.0% compared to the same periods in 2025. The increase was primarily driven by increased volume.
EBIT
EBIT decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease was primarily driven by unfavorable price/mix, partially offset by favorable tax matter-related gains and favorable currency. EBIT margin was 3.0% and 4.4% for the three and six months ended June 30, 2026, compared to 6.0% and 6.3% for the same periods in 2025.

SDA GLOBAL
Net Sales
Net sales increased 0.5% and 6.8% for the three and six months ended June 30, 2026 compared to the same periods in 2025. The increase was primarily driven by increased volume and favorable foreign currency. Excluding the impact from foreign currency, net sales decreased 1.2% and increased 4.1% for the three and six months ended June 30, 2026 compared to the same periods in 2025.
Cost of Products Sold
Cost of products sold for the three and six months ended June 30, 2026 increased 3.3% and 6.6% compared to the same periods in 2025. The increase was primarily driven by increased volume and the unfavorable impact of tariffs.
EBIT
EBIT decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease was primarily driven by planned marketing investments and the unfavorable impact of tariffs, partially offset by increased volume, cost productivity and favorable foreign currency. EBIT margin was 11.9% and 16.7% for the three and six months ended June 30, 2026 compared to 17.3% and 17.9% for the same periods in 2025.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2026	As a % of Net Sales	2025	As a % of Net Sales	2026	As a % of Net Sales	2025	As a % of Net Sales
Consolidated	$371	10.5%	$397	10.5%	$730	10.8%	$803	10.9%
Consolidated selling, general and administrative expenses decreased for the six months ended June 30, 2026, compared to the same period in 2025 primarily due to India deconsolidation and decreased marketing spend.
For additional information, see Notes 1 and 13 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred restructuring charges of $41 million and $73 million for the three and six months ended June 30, 2026 compared to $2 million and $11 million for the same periods in 2025. For additional information, see Note 11 to the Consolidated Condensed Financial Statements.
For the full year 2026, we expect to incur approximately $175 million of restructuring charges, inclusive of the restructuring charges recorded for the six months ended June 30, 2026. We expect a significant portion of these actions to result in non-cash settlement.
(Gain) Loss on Sale and Disposal of Businesses
We recorded a gain of $139 million from the sale of our remaining ownership stake in Beko and the termination of the Russia agreement for the three and six months ended June 30, 2026. The total gain amount includes $82 million from the sale of our Beko stake, $46 million from the termination of the Russia agreement, and $11 million from the release of previously accrued indemnities and other comprehensive income.
See Note 14 to the Consolidated Financial Statements for additional information.
Interest and Sundry (Income) Expense
Net interest and sundry (income) expense was $5 million and $(3) million for the three and six months ended June 30, 2026 compared to $(4) million and $(36) million in the same prior year periods.
For additional information, see Note 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense was $63 million and $140 million for the three and six months ended June 30, 2026 compared to $86 million and $164 million in the same prior year periods.
Income Taxes
Income tax expense was $3 million and $17 million for the three and six months ended June 30, 2026 compared to income tax expense of $29 million and $72 million in the same prior year periods. The decrease in tax expense for the six months ended June 30, 2026, is primarily due to reduced earnings before income taxes and tax benefits related to transactions and restructuring. For more information, see Note 12 to the Consolidated Condensed Financial Statements.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag, JennAir, Amana and InSinkErator trademarks continue to be at risk at June 30, 2026. None of our reporting units are presently at risk for future impairment.
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
On February 27, 2026, we issued depository shares for our Mandatory Convertible Preferred Stock and shares of common stock. For the Mandatory Convertible Preferred Stock, we received cash proceeds of approximately $557 million, net of underwriting fees and other issuance costs. For the common stock we received cash proceeds of approximately $524 million, net of underwriting fees and other issuance costs. We used approximately $900 million of the net proceeds from this offering, to repay a portion of the amounts outstanding under our prior revolving Credit Facility.
Our debt currently has a non-investment grade rating from the rating agencies, which has partially reduced access to and has increased costs associated with accessing certain types of financing that are typically reserved for investment-grade companies (e.g., commercial paper). During the first quarter of 2026, our senior unsecured debt was further downgraded by Fitch Ratings, Inc. to BB from BB+, with a negative outlook. During the second quarter of 2026, our senior unsecured debt was further downgraded by Fitch Ratings, Inc. to BB- from BB and Moody's to Ba3 from Ba2. Please see Part II, Item 1A "Risk Factors" for a discussion of impacts related to potential further developments or downgrades to our credit ratings.
Our short-term potential uses of liquidity include funding our ongoing capital and research and development spending, debt repayment, and returns to shareholders, including dividend payments on our Mandatory Convertible Preferred Stock. We have $228 million of debt maturing in the next twelve months, $212 million is satisfied and discharged as of July 1, 2026.
Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.2 billion at June 30, 2026. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our primary intent is to reinvest these funds outside of the

United States. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At June 30, 2026, we had cash or cash equivalents greater than 1% of our consolidated assets in United States (2.8%), Brazil (2.2%), and Mexico (1.0%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Mexico, which represented 1.2%. We continue to monitor general financial instability and uncertainty globally.
ABL Credit Facility
On June 16, 2026, we entered into the $2 billion ABL Credit Facility with JP Morgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Facility is subject to a borrowing base comprised of eligible accounts, inventory, intellectual property, machinery and equipment, credit card receivables, and cash. Proceeds may be used for working capital and general corporate purposes. Borrowings bear interest based on availability at either Term SOFR, the Alternate Base Rate, or other applicable benchmarks, plus an applicable margin ranging from 0.50% to 2.00% per annum. The ABL Credit Facility contains customary events of default and covenants that restrict our ability to incur debt, pay dividends, create liens, make investments, or dispose of assets. It also includes a springing financial covenant requiring a minimum consolidated fixed charge coverage ratio if Availability (as defined in the ABL Credit Agreement) falls below a specified threshold.
For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Other committed credit facilities
At June 30, 2026, we had $0 million outstanding under the ABL Credit Facility. In addition to the committed $2.00 billion ABL Credit Facility, we have committed credit facilities in Brazil. These Brazil committed credit facilities provide borrowings up to approximately $193 million at June 30, 2026
In May 2026, the Company entered into an amendment to its Long-Term Credit Agreement which reduces the aggregate commitment from $3.50 billion to $2.25 billion. As of June 16, 2026 Long-Term Credit Agreement was terminated and replaced with the Asset-based Credit Facility.
For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Notes payable
As of June 30, 2026, we have $16 million of notes payable outstanding. This primarily includes an Argentina note. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material impacts from customer insolvencies during the three months ended June 30, 2026, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.

Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2026	2025
Cash provided by (used in):
Operating activities	$(947)	$(702)
Investing activities	(123)	(154)
Financing activities	1,610	583
Effect of exchange rate changes	30	67
Net change in cash and cash equivalents	$570	$(206)
Cash Flows from Operating Activities
Cash used in operating activities increased during the six months ended June 30, 2026 compared to the same prior year period. The increase in cash used in operating activities was primarily driven by lower earnings.
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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2026 decreased compared to the same prior year period, primarily driven by the proceeds from the Beko Europe sale, partially offset by the purchase and sale of previously leased assets. For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2026 increased compared to the same period in 2025, primarily driven by the issuance of common stock and mandatory convertible preferred stock in February of 2026, which resulted in cash proceeds of $524 million and $557 million, net of issuance costs. For additional information, see Note 10 to the Consolidated Condensed Financial Statements.
Financing Arrangements
The Company had total committed credit facilities of approximately $2.2 billion at June 30, 2026. These facilities are geographically reflective of the Company's global operations. The Company has entered into a new ABL Credit Facility on June 16, 2026 and is confident that the committed credit facilities are sufficient to support its global operations. We had $0 million outstanding under the ABL Credit Facility at June 30, 2026.
For additional information about our financing arrangements, see Note 5 to the Consolidated Condensed Financial Statements.
Secured Notes Offering
On June 16, 2026, we issued $2 billion in aggregate principal amount of the Secured Notes pursuant to the Indenture, with U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The sale of the Secured Notes was not registered under the Securities Act of 1933, as amended, and the Notes were sold on a private placement basis under Rule 144A.
The Indenture contains customary covenants that limit our ability and our subsidiaries’ ability to incur additional debt, pay dividends, create liens, make investments, dispose of assets, or engage in mergers. The covenants are subject to important exceptions and qualifications. Upon a specified change of control, we must offer to purchase the Secured Notes at 101% of the principal amount plus accrued interest. Additionally, certain asset sales may require the Company to use net proceeds to offer to purchase the Notes at 100% of the principal amount plus accrued interest.
We used the net proceeds from the issuance of the Secured Notes to pay the consideration for all 1.250% Senior Notes due 2026 and 1.100% Senior Notes due 2027 issued by the Company’s wholly owned subsidiary and, together with borrowings under our ABL Credit Facility, to repay the amount outstanding under our previously existing unsecured revolving credit facility. The entirety of the unsecured revolving credit facility and majority of the Senior Notes were repaid as of June 30, 2026, with the remaining $212 million of Senior Notes being satisfied and discharged on July 1, 2026.
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
As a result of the depositary shares and common stock offering transactions, we received cash proceeds of approximately $1.08 billion, net of underwriting fees and other issuance costs.
See Note 10 to the Consolidated Condensed Financial Statements for additional information.
Private Placement
On February 24, 2026, we entered into a Private Placement Common Stock Purchase Agreement with Guangdong Whirlpool Electrical Appliances Co., Ltd, a wholly-owned subsidiary of Whirlpool (China) Co. Ltd. (“Whirlpool China”), for the sale of 434,782 shares of our common stock at a price per share of $69, for an aggregate purchase price of approximately $30 million (the “Private Placement”). Although shareholder approval of the purchaser was successfully obtained, the transaction did not achieve necessary regulatory approvals, and as a result, the Private Placement has been terminated.
Dividends
During the second quarter, the Board of Directors made the decision to suspend our regular quarterly cash dividend on our common stock, which had previously been paid at a rate of $0.90 per share. The Board determined that suspending the dividend is prudent to strengthen our balance sheet in light of current macroeconomic uncertainties. The Board determined to pay the Mandatory Convertible Preferred Stock dividend in cash.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2026, we had approximately $745 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 5 and 6 to the Consolidated Condensed Financial Statements.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate our 2026 full-year GAAP tax rate of ~20.0%. We currently estimate earnings per diluted share for 2026 as follows:

2026
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2026	$2.25 - $2.75
Including:
Restructuring expense	2.70
Impact of M&A transactions	(2.10)
Income tax impact	(0.15)
Normalized tax rate adjustment	(0.20)

Industry Demand
MDA North America	~(5)%
MDA Latin America	0-3%
SDA Global	~Flat

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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, other than as set forth below.
Our credit ratings were downgraded below investment grade in 2025 and our access to certain types of financing and borrowing costs have been and may continue to be negatively impacted.
Our costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term credit ratings assigned to our debt by the major credit rating agencies. These ratings are based, in significant part, on our financial performance as measured by metrics such as profitability, interest coverage and leverage ratios, as well as economic conditions in the geographies in which we operate. Our debt currently carries a non-investment grade rating from each of Moody's, S&P, and Fitch, which has partially reduced access to and increased the costs associated with accessing certain types of financing typically reserved for investment-grade companies (e.g., commercial paper).
Our credit ratings are subject to periodic review by Moody’s, S&P, and Fitch, and may be subject to rating and periodic review by additional independent credit rating agencies in the future. Further developments or downgrades to our credit ratings, including any announcement that our ratings are under further review for an additional downgrade by any of the major credit rating agencies, could result in additional increased borrowing costs, and could adversely affect our liquidity, competitive position and access to the capital markets, which could have an adverse effect on our cash flow, results of operations and financial condition. During the second quarter of 2026, we entered into the ABL Credit Facility and issued the Secured Notes. Increased borrowing costs and/or reduced EBITDA performance could impact our ability to undertake certain future activities based on our inability to meet certain fixed charge coverage and net leverage ratios, as set forth therein.
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
In addition, if we require additional capital to support our operations, pay off existing debt, address impacts to our business related to market developments, fund dividend payments or outstanding financing commitments or meet other business requirements, we may need to refinance or restructure our debt beyond the refinancing activities completed in the second quarter of 2026, reduce or delay capital investments, or issue equity, equity-linked or debt securities, and these activities could have terms that are unfavorable or could be dilutive. If we are unable to access the capital or financial markets at competitive rates, on terms acceptable to us or in sufficient amounts, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our business, financial position and results of operations could be materially adversely affected.
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
The previously announced Private Placement of our common stock did not achieve required regulatory approvals, which prevented us from receiving $30 million in expected gross proceeds.
On February 24, 2026, we entered into a Private Placement Common Stock Purchase Agreement with Guangdong Whirlpool Electrical Appliances Co., Ltd, a wholly-owned subsidiary of Whirlpool (China) Co. Ltd. (“Whirlpool China”), for the sale of 434,782 shares of our common stock at a price per share of $69, for an aggregate purchase price of approximately $30 million (the “Private Placement”). Although shareholder approval of the purchaser was successfully obtained, the transaction did not achieve necessary regulatory approvals, and as a result, the Private Placement has been terminated. Because we were unable to complete the Private Placement transaction, we did not receive the $30 million in expected gross proceeds.
Our new $2.0 billion ABL Credit Facility contains borrowing base requirements and springing financial covenants that may constrain our liquidity and operational flexibility.
On June 16, 2026, we entered into the ABL Credit Facility providing up to $2.0 billion in aggregate borrowing and replacing our previous unsecured revolving credit facility. Our ability to borrow under the ABL Credit Facility is restricted by a “borrowing base” tied directly to the value of eligible accounts, inventory, intellectual property, machinery and equipment, credit card receivables, and cash held by us and our subsidiaries. A reduction in the value of our inventory or receivables, among other collateral, will reduce our inventory valuation or receivables, among other collateral, will lower our borrowing base and reduce our financial flexibility. The ABL Credit Facility contains operating and springing financial restrictions and these restrictions limit our ability, and the ability of our subsidiaries, to engage in certain financial agreements in the future. These restrictions could hinder our ability to react to changes in our industry or withstand a significant future downturn in our business.
The issuance of our Secured Notes could adversely affect our financial health, restrict our operational flexibility, and subject us to structural payment limitations.
On June 16, 2026, we issued the Secured Notes subject to the indenture. Additional debt service requirements related to the Secured Notes could impact our business and ability to execute our strategy. The Secured Notes are guaranteed by each domestic and Canadian subsidiary of the Company that is a borrower under, or a guarantor of, the Company’s obligations under the ABL Credit Facility. The Secured Notes and related guarantees are secured, on a second-priority basis, subject to certain exceptions, by substantially all the assets of the Company and the guarantors that secure the obligations under the ABL Credit Facility on a first-priority basis. The Indenture governing the Secured Notes limits our ability, and the ability of our subsidiaries, to incur additional indebtedness, pay dividends, or make other equity distributions, create liens, make investments, or sell assets, subject to a number of important limitations and exceptions. These restrictions could impede our operational agility and limit our strategic options.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the six months ended June 30, 2026, we did not repurchase any shares under the program. At June 30, 2026, there were approximately $2.5 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2026:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2026 through April 30, 2026	—		—	$2,537
May 1, 2026 through May 31, 2026	—		—	2,537
June 1, 2026 through June 30, 2026	—		—	2,537
Total	—		—
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 2.1*
Deed of Amendment, dated as of June 23, 2026, by and among Whirlpool Corporation, Whirlpool EMEA Holdings LLC, Arçelik A.S., Beko Europe B.V. and Ardutch B.V. to Contribution Agreement dated January 16, 2023

Exhibit 4.1
Indenture, dated as of June 16, 2026, by and among Whirlpool Corporation, the guarantor parties thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on June 16, 2026]

Exhibit 4.2
First Supplemental Indenture, dated as of June 18, 2026, among Whirlpool Finance Luxembourg S.à r.l., as issuer, Whirlpool Corporation, as parent, and U.S. Bank Trust Company, National Association, as successor-in-interest to U.S. Bank National Association, as trustee [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on June 18, 2026]

Exhibit 4.3	Form of 7.500% Senior Secured Second Lien Notes due 2031 [Incorporated by reference from Exhibit A-1 to Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed June 16, 2026]

Exhibit 4.4	Form of 7.875% Senior Secured Second Lien Notes due 2034 [Incorporated by reference from Exhibit A-2 to Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed June 16, 2026]

Exhibit 10.1
ABL Credit and Guaranty Agreement by and among Whirlpool Corporation, certain other borrowers and guarantors, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on June 16, 2026]

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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ ROXANNE L. WARNER
Name:	Roxanne L. Warner
Title:	Executive Vice President and Chief Financial Officer
Date:	August 4, 2026