Form 10-Q
period 2026-09-30
WHIRLPOOL CORP /DE/
filed 2026-10-27
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-3932
WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		38-1490038
(State of Incorporation)		(I.R.S. Employer Identification No.)

2000 North M-63, MD 3602
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 23, 2026
Common stock, par value $1.00 per share	65,736,711

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2026

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this quarterly report, including those within the forward-looking perspective section within the Management's Discussion and Analysis section, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "guarantee," "seek," "target," "would," "committed," "undertake," and the negative of these words and words and terms of similar substance. In addition, any statements that refer to strategic or transactional objectives, including M&A and divestitures; India transaction expectations; operational planning or implementation, including technology and workforce management; financial projections or goals, including, capital allocation and tax impacts; external or macroeconomic risks, such as supply chain volatility, trade customer insolvency, and geopolitical conditions; legal, regulatory or sustainability matters; or other characterizations of future events or circumstances, are forward-looking statements. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Net sales	$3,677	$4,033	$10,467	$11,426
Expenses
Cost of products sold	3,204	3,439	9,137	9,615
Gross margin	473	594	1,330	1,811
Selling, general and administrative	428	405	1,158	1,209
Intangible amortization	6	7	18	20
Restructuring costs	35	6	108	17
Loss (gain) on sale and disposal of businesses	—	(30)	(139)	(30)
Operating profit	4	206	185	595
Other (income) expense
Interest and sundry (income) expense	15	(5)	11	(41)
Interest expense	102	92	241	256
Earnings (loss) before income taxes	(112)	120	(67)	381
Income tax expense (benefit)	8	33	25	105
Equity method investment loss, net of tax	(118)	(11)	(140)	(46)
Net earnings (loss)	(238)	76	(232)	229
Less: Net earnings (loss) available to noncontrolling interests	(1)	3	(1)	20
Net earnings (loss) available to Whirlpool shareholders	(237)	73	(231)	210
Less: Mandatory convertible preferred stock dividends accumulated during the period	12	—	29	—
Net earnings (loss) available to Whirlpool common shareholders	$(249)	$73	$(260)	$210
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$(3.80)	$1.30	$(4.10)	$3.76
Diluted net earnings (loss) available to Whirlpool	$(3.80)	$1.29	$(4.10)	$3.74
Dividends declared	$—	$0.90	$0.90	$4.40
Weighted-average shares outstanding (in millions)
Basic	65.5	56.1	63.4	55.9
Diluted	65.5	56.5	63.4	56.1

Comprehensive income (loss)	$(220)	$92	$(66)	$(114)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,103	$669
Accounts receivable, net of allowance of $57 and $56, respectively	1,320	1,276
Inventories	2,275	2,307
Prepaid and other current assets	613	535
Other receivables	389	119
Assets held for sale	17	17
Total current assets	5,717	4,924
Property, net of accumulated depreciation of $5,771 and $5,547, respectively	2,219	2,194
Right of use assets	928	796
Goodwill	3,103	3,103
Investment in affiliated companies	705	827
Other intangibles, net of accumulated amortization of $481 and $464, respectively	2,546	2,563
Deferred income taxes	1,309	1,327
Other noncurrent assets	436	266
Total assets	$16,963	$16,001
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,446	$3,704
Accrued expenses	437	448
Accrued advertising and promotions	440	755
Employee compensation	175	208
Notes payable	14	351
Current maturities of long-term debt	—	586
Other current liabilities	481	460
Total current liabilities	4,993	6,513
Noncurrent liabilities
Long-term debt	6,838	5,583
Pension benefits	83	64
Postretirement benefits	91	92
Lease liabilities	863	669
Other noncurrent liabilities	380	365
Total noncurrent liabilities	8,255	6,773
Stockholders' equity
Mandatory convertible preferred stock, 8.50% Series A, $1 par value, 10 million shares authorized; 575 thousand issued and outstanding as of September 30, 2026; none issued and outstanding as of December 31, 2025; aggregate liquidation preference $575	1	—
Common stock, $1 par value, 250 million shares authorized, 73 million and 65 million shares issued, respectively, and 66 million and 56 million shares outstanding, respectively	73	65
Additional paid-in capital	4,572	3,485
Retained earnings	1,012	1,330
Accumulated other comprehensive loss	(1,458)	(1,624)
Treasury stock, 7 million and 9 million shares, respectively	(473)	(530)
Total Whirlpool stockholders' equity	3,726	2,726
Noncontrolling interests	(12)	(11)
Total stockholders' equity	3,715	2,715
Total liabilities and stockholders' equity	$16,963	$16,001

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2026	2025
Operating activities
Net earnings (loss)	$(232)	$229
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	290	246
Impairment of goodwill, intangibles and other assets	46	2
Loss (gain) from sale of assets and businesses	(187)	(30)
Equity method investment loss, net of tax	140	46
Share based compensation and other	76	113
Changes in assets and liabilities:
Accounts receivable	(104)	(258)
Inventories	50	(523)
Accounts payable	(306)	(59)
Accrued advertising and promotions	(318)	(208)
Accrued expenses and current liabilities	(32)	(52)
Taxes deferred and payable, net	(62)	(18)
Accrued pension and postretirement benefits	18	5
Employee compensation	(38)	(39)
Other	(168)	(123)
Cash provided by (used in) operating activities	(826)	(669)
Investing activities
Capital expenditures	(255)	(239)
Purchase of previously leased assets	(157)	—
Proceeds from sale of assets and businesses	254	—
Other	9	—
Cash provided by (used in) investing activities	(148)	(239)
Financing activities
Net proceeds from borrowings of long-term debt	1,972	1,200
Net repayments of long-term debt	(1,264)	(1,550)
Net proceeds (repayments) from short-term borrowings	(336)	1,114
Dividends paid	(81)	(248)
Common stock issuance, net of issuance costs	524	—
Mandatory convertible preferred stock issuance, net of issuance costs	557	—
Other	8	(12)
Cash provided by (used in) financing activities	1,380	503
Effect of exchange rate changes on cash and cash equivalents	28	64
Increase (decrease) in cash and cash equivalents	434	(341)
Cash and cash equivalents at beginning of year	669	1,275
Cash and cash equivalents at end of period	$1,103	$934

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
Risks and Uncertainties
The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at September 30, 2026.
These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after October 27, 2026, including those resulting from the impacts of macroeconomic volatility including with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates for future periods.
Goodwill and Indefinite-lived Intangible Assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The results of the annual assessment performed as of October 1, 2025 determined that the carrying value of the JennAir trademark exceeded its fair value by $106 million. The trademark remains at risk for future impairment at September 30, 2026. The InSinkErator, Maytag, and Amana trademarks are also at risk for impairment at September 30, 2026. The goodwill in our reporting units are not presently at risk for future impairment.

The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively affect revenues for the JennAir, InSinkErator, Maytag, and Amana trademarks, but we remain committed to the strategic actions necessary to realize the long-term forecasted revenues and profitability of these trademarks.
A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance for our JennAir, InSinkErator, Maytag, and Amana trademarks, among other factors, as a result of the macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the third quarter of 2026.
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
Other Accounting Matters
Synthetic Lease Arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core assets. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of September 30, 2026 and December 31, 2025, these arrangements include residual value guarantees of up to approximately $96 million and $504 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
In connection with our synthetic lease arrangements we have irrevocable letters of credit arrangements with various banks, guaranteeing performance under various lease agreements, in the aggregate amount of $147 million. These instruments expire at various dates through 2027. No amounts have been drawn under these letters of credit as of September 30, 2026. We have not recorded a liability related to these instruments because the likelihood of performance under the guarantees is considered remote. The maximum potential future payments under these letters of credit are equal to their borrowing capacity.
These leases are classified as operating leases as of September 30, 2026. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. The leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Condensed Balance Sheets. Rental payments are calculated at the applicable reference rate plus a margin. The impact of the rental payments is nominal.
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
In June 2026, the Company sold and leased back two non-core assets for net proceeds of approximately $111 million. The initial total annual rent for the properties is approximately $9 million per year over an initial 16 year lease term and is subject to annual rent increases. Under the terms of the lease agreements, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the property for the lease term. Each lease has a 10-year renewal option.

The transaction met the requirements for sale-leaseback accounting. Accordingly, the Company recorded the sale of the properties, which resulted in a gain of approximately $21 million recorded in cost of products sold in the Consolidated Condensed Statements of Income (Loss) for the three and six months ended June 30, 2026. The Consolidated Condensed Statement of Cash Flows reflects $111 million in proceeds within Proceeds from sale of assets and businesses.
In September 2026, The company sold and leased back a non-core asset for net proceeds of approximately $59 million. The initial total annual rent for the property is approximately $5 million per year over an initial 15 year lease term and is subject to annual rent increases. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the property for the lease term. The Company has four sequential 5-year renewal options.
The transaction met the requirements for sale-leaseback accounting. Accordingly, the Company recorded the sale of the property, which resulted in a gain of approximately $28 million recorded in cost of sales expense in the Consolidated Condensed Statements of Income (Loss) for the nine months ended September 30, 2026. The Consolidated Condensed Statement of Cash Flows reflects $59 million in proceeds within Proceeds from sale of assets and businesses.
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

Millions of dollars	Outstanding Obligations
Confirmed obligations outstanding as of December 31, 2025	$772
Invoices confirmed during the period	1,406
Confirmed invoices paid during the period	(1,550)
Impact of foreign currency	22
Confirmed obligations outstanding as of September 30, 2026	$650
Equity Method Investments
Our primary equity method investments include partial ownership in Whirlpool China, an entity that was previously controlled by the Company and partial ownership in Whirlpool India, an entity that was previously controlled by the Company. Whirlpool China and Whirlpool India are considered related parties. For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
In June 2026, we reached an agreement with Arcelik to sell Whirlpool's remaining 25% stake in Beko Europe B.V. ("Beko") to Beko BV (a subsidiary of Arcelik), accelerate and terminate certain deferred rights related to the August 2022 divestiture of our Russian business, and simplify or eliminate certain long-term obligations and liabilities between Whirlpool and Arcelik. Furthermore, Whirlpool received cash consideration and acquired a ~2.9% equity stake in Arcelik under the terms of the agreement. The existing brand licensing and supply agreements remain in place.

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
The following table summarizes the amounts related to the Company's primary equity method investments during the periods presented.

Millions of dollars	Reporting Lag	September 30, 2026		December 31, 2025
		Percentage Ownership	Carrying Amount	Percentage Ownership	Carrying Amount
Beko Europe B.V.	1 month	—%	$—	25%	$19
Whirlpool China	1 month	20%	$191	20%	$196
Whirlpool India	3 months	40%	$471	40%	$599
The fair value of our investment in Whirlpool China, based on the quoted market price, is $171 million as of September 30, 2026.
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
As of September 30, 2026, the fair value of our investment in Whirlpool India was $471 million based on the quoted market price on the National Stock Exchange of India (Level 1 input). Primarily due to prolonged market price compression, the Company concluded that the decline in market value below carrying value was other-than-temporary. Consequently, during the third quarter of 2026, the Company recorded a non-cash impairment charge of $124 million to write down the carrying value of the investment to its fair value. The impairment charge is recognized within Equity method investment loss, net of tax in the Consolidated Condensed Statements of Comprehensive Income. The impairment reduced the difference between the carrying amount of the equity method investment and the Company's proportionate share of assets at the deconsolidation date. As a result, the equity method goodwill was reduced to $212 million.
Management has concluded that there are no other indicators of other-than-temporary impairment related to the Company's remaining equity method investment as of September 30, 2026.
The following tables summarize the amounts recorded related to the Company's primary equity method investments during the periods presented.

Millions of dollars	September 30, 2026	December 31, 2025
Accounts Payable	$167	$198

Millions of dollars	Nine Months Ended September 30,
	2026	2025
Purchases	$240	$283
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2026	2025	2026	2025
Major product categories:
Laundry	$1,084	$1,150	$3,129	$3,251
Refrigeration	1,088	1,251	3,057	3,575
Cooking	902	973	2,490	2,632
Dishwashing	276	310	809	877
Total major product category net sales	$3,350	$3,684	$9,485	$10,335
Spare parts and warranties	131	138	404	410
Other	195	210	579	680
Total net sales	$3,677	$4,033	$10,467	$11,426
Other revenue sources primarily include the revenues from the InSinkErator business, subscription arrangements, and licenses.
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and nine months ended September 30, 2026.
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

The following table summarizes our allowance for expected credit losses and bad debt expense by operating segment for the nine months ended September 30, 2026:

Millions of dollars	December 31, 2025	Charged to Earnings	Write-offs	Foreign Currency	Other	September 30, 2026
Accounts receivable allowance
MDA North America	$12	$(2)	$(1)	$—	$—	$10
MDA Latin America	39	5	(1)	—	—	43
SDA Global	3	—	—	—	—	3
Other	2	(1)	—	—	—	1
Consolidated	$56	$2	$(2)	$—	$—	$57
Financing receivable allowance
MDA Latin America(1)	$26	$46	$—	$1	$—	$73
Consolidated	$82	$48	$(2)	$1	$—	$130
(1) During the third quarter of 2026, the Company recorded a charge of $46 million related to a guarantee resulting from the bankruptcy reorganization of a significant trade customer in Latin America. For additional information please see Note 6 of the Consolidated Condensed Financial Statements.
(3)    INVENTORIES
The following table summarizes our inventories at September 30, 2026 and December 31, 2025:

Millions of dollars	September 30, 2026	December 31, 2025
Finished products	$1,753	$1,750
Raw materials and work in process	522	557
Total Inventories	$2,275	$2,307
(4)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at September 30, 2026 and December 31, 2025:

Millions of dollars	September 30, 2026	December 31, 2025
Land	$26	$26
Buildings	1,081	1,024
Machinery and equipment	6,882	6,691
Accumulated depreciation	(5,771)	(5,547)
Property, plant and equipment, net	$2,219	$2,194
The net book value of assets disposed was $128 million and $6 million for the nine months ended September 30, 2026 and 2025, respectively. Excluding the impact of the sale leaseback transactions noted in Note 1 of the Consolidated Condensed Financial Statements, the net gain on disposals was not material for the nine months ended September 30, 2026 and 2025, respectively.
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
The Secured Notes are guaranteed by each domestic and Canadian subsidiary of the Company that is a borrower under, or a guarantor of, our asset-based revolving credit facility (the “ABL Credit Facility”). The Notes and related guarantees are secured, on a second-priority basis, subject to Permitted Liens and Excluded Assets (each as defined in the Indenture), that secure the obligations under the ABL Credit Facility on a first-priority basis. We used the net proceeds from the issuance of the Secured Notes to pay the consideration for all 1.250% Senior Notes due 2026 and 1.100% Senior Notes due 2027 issued by the Company’s wholly owned subsidiary and, together with borrowings under our ABL Credit Facility, to repay the amount outstanding under our previously existing unsecured revolving credit facility. The entirety of the unsecured revolving credit facility and the Senior Notes were repaid on or before July 1, 2026.
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
The ABL Credit Agreement contains customary covenants and warranties, including among other things, a springing financial covenant requiring a consolidated fixed charge coverage ratio of not less than 1.00 to 1.00 for the most recently ended four-quarter period during any period commencing when Availability falls below the greater of 10% of the Line Cap (as defined in the ABL Credit Agreement) and $135 million and continuing until Availability has exceeded such threshold for 20 consecutive days. It contains certain operational and informational covenants customary for this type of secured revolving credit facility, which limits, among other things, our ability to (i) incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; (ii) pay dividends on or make other distributions in respect of equity interests or make other restricted payments; (iii) create liens on certain assets to secure debt; (iv) make certain investments; (v) sell or otherwise dispose of certain assets; and (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to a number of important limitations and exceptions. The ABL Credit Agreement provides for customary events of default (subject in certain cases to customary grace and cure periods). We had no amount drawn on the ABL Credit Facility at September 30, 2026.
In addition to the committed $2.0 billion ABL Credit Facility, we have a committed credit facility in Brazil, as of September 30, 2026 and December 31, 2025. This committed credit facility provides borrowings up to approximately $193 million at September 30, 2026 and $182 million at December 31, 2025, based on exchange rates then in effect. The committed credit facility in Brazil has several tranches with maturities through 2027 and 2028.
We had $0 million and $250 million drawn on the committed credit facilities at September 30, 2026 and December 31, 2025 (under the previous credit facility), respectively.

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
The following table summarizes the carrying value of notes payable at September 30, 2026 and December 31, 2025:

Millions of dollars	September 30, 2026	December 31, 2025
Commercial paper	$—	$80
Short-term borrowings due to banks	14	271
Total notes payable	$14	$351
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
Accounts Receivable Factoring
During the second quarter of 2026, Whirlpool entered into a Receivables Purchase Agreement with a financial institution, under which eligible trade receivables are sold and derecognized from the balance sheet in accordance with ASC 860, with maximum availability of $200 million as of June 30, 2026, of which $135 million was utilized during the quarter. Sale proceeds consist of a combination of cash and a deferred purchase price receivable, which is recorded at fair value using a discounted cash flow model and approximates face value given the short-duration nature of the underlying receivables. All amounts were settled during the quarter ended September 30, 2026.
During the third quarter of 2026, Whirlpool amended the Receivables Purchase Agreement which eliminated the deferred purchase price receivable on all future trade receivable sales. Under the amended agreement, eligible trade receivables are sold and derecognized from the balance sheet in accordance with ASC 860, Transfers and Servicing, with a program capacity of up to $250 million. In connection with the amended agreement, Wells Fargo has a first-priority security interest in the unsold trade receivables subject to the program.
Certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $157 million as of September 30, 2026 and $233 million as of December 31, 2025. The amount of cash proceeds received under these arrangements was $433 million and $412 million for the nine months ended September 30, 2026 and 2025, respectively.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.

(6)    COMMITMENTS AND CONTINGENCIES
OTHER MATTERS
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at September 30, 2026. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.8 billion Brazilian reais (approximately $545 million at September 30, 2026).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 318 million Brazilian reais (approximately $61 million at September 30, 2026), reflecting interest and penalties to date. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. In October 2025, we received a negative decision at the Brazil Supreme Court in the IPI Amnesty case. We have initiated litigation against foreclosure of the largest portion of the tax amounts at issue, representing substantially all of the amounts at issue in the IPI Amnesty case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 458 million Brazilian reais (approximately $88 million at September 30, 2026). Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
We and other Brazil taxpayers have filed lawsuits in Brazil challenging DIFAL, an interstate tax equalization regime. In November 2023, in a leading (non-Whirlpool) case, the Brazil Supreme Court issued a decision upholding the constitutionality of DIFAL levied for the majority of 2022. While this lawsuit is still pending, on October 21, 2025, the Brazil Supreme Court issued a decision in a separate (non-Whirlpool) case, upholding the constitutionality of DIFAL levied on taxpayers, but partially mitigating the impact for those, like Whirlpool, that filed lawsuits to challenge DIFAL before December 2023. We continue to evaluate the impact of the decision as applied to the specific facts of our pending DIFAL cases in various states in Brazil. We have accrued amounts related to DIFAL levied in certain states in Brazil, but have not accrued amounts in certain others based on the opinion of our tax and legal advisors. Our total unreserved amounts related to DIFAL-related contingency is approximately 579 million Brazilian reais (approximately $112 million at September 30, 2026).
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

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2026	2025
Balance at January 1(1)	$151	$196
Issuances/accruals during the period	151	165
Settlements made during the period/other	(158)	(163)
Balance at September 30	144	198
Current portion	124	135
Non-current portion	20	63
Total	$144	$198
(1) In Q4 2025, the product warranty reserve, and subsequent movements of the reserve, of our Whirlpool India business were deconsolidated.
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At September 30, 2026 and December 31, 2025, the guaranteed amounts totaled 1.7 billion Brazilian reais (approximately $320 million at September 30, 2026) and 2.1 billion Brazilian reais (approximately $380 million at December 31, 2025), respectively. During the third quarter of 2026, the Company recorded a charge of $46 million under this guarantee related to the bankruptcy reorganization of a significant trade customer in Latin America in selling, general and administrative expense in the Consolidated Condensed Statements of Income (Loss) for the nine months ended September 30, 2026. The fair value of these guarantees were nominal at December 31, 2025. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $1.2 billion at September 30, 2026 and $3.3 billion at December 31, 2025, respectively. The decrease for the nine months ended September 30, 2026 was primarily driven by the early repurchase of senior notes issued by Whirlpool Finance Luxembourg S.a.r.l. as well as adjusted values resulting from entering into the ABL Credit Agreement. Our total short-term outstanding bank indebtedness under guarantees was $14 million and $21 million at September 30, 2026 and December 31, 2025, respectively.

(7)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	22	24	1	1	2	2
Expected return on plan assets	(27)	(30)	—	—	—	—
Amortization:
Actuarial loss	12	10	—	—	(1)	—
Prior service credit	—	—	—	—	—	(1)
Settlement and curtailment (gain) loss	—	—	—	—	—	—
Net periodic cost	$7	$4	$1	$1	$1	$1

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2026	2025	2026	2025	2026	2025
Service cost	$2	$1	$1	$1	$—	$—
Interest cost	67	73	3	3	5	5
Expected return on plan assets	(81)	(89)	—	(1)	—	—
Amortization:
Actuarial loss	36	30	1	1	(3)	—
Prior service credit	—	—	—	—	—	(2)
Settlement and curtailment (gain) loss	—	—	—	(2)	—	—
Net periodic benefit cost (credit)	$23	$15	$5	$2	$2	$3
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2026	2025	2026	2025	2026	2025
Operating (profit) loss	$—	$—	$—	$—	$—	$—
Interest and sundry (income) expense	7	4	1	1	1	1
Net periodic benefit cost	$7	$4	$1	$1	$1	$1

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2026	2025	2026	2025	2026	2025
Operating (profit) loss	$2	$1	$1	$1	$—	$—
Interest and sundry (income) expense	21	14	4	1	2	3
Net periodic benefit cost (credit)	$23	$15	$5	$2	$2	$3

401(k) Defined Contribution Plan
Beginning in March 2024, the Company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees, are contributed in company stock. The contributions were $57 million for the nine months ended September 30, 2026. The contributions are presented in share based compensation and other on the Consolidated Condensed Statements of Cash Flows.
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

We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $618 million at September 30, 2026 and December 31, 2025, respectively.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no outstanding notional amounts of interest rate swap agreements at September 30, 2026 and December 31, 2025.
We may enter into instruments that are designated and qualify as a net investment hedge to manage our exposure related to foreign currency denominated investments. The effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). There were no outstanding notional amounts of net investment hedges as of September 30, 2026 and December 31, 2025.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at September 30, 2026 and December 31, 2025.

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2026	2025	2026	2025	2026	2025		2026	2025
Derivatives accounted for as hedges(1)
Commodity swaps/options	$238	$247	$54	$27	$3	$6	(CF)	24	24
Foreign exchange forwards/options	588	675	11	3	14	25	(CF/NI)	15	15
Cross-currency swaps	618	618	3	4	85	107	(CF)	29	38
Total derivatives accounted for as hedges			$68	$34	$102	$138
Derivatives not accounted for as hedges
Foreign exchange forwards/options(2)	1,392	1,266	21	2	3	8	N/A	4	7
Total derivatives not accounted for as hedges			21	2	3	8
Total derivatives			$89	$36	$105	$146

Current			$84	$28	$18	$38
Noncurrent			6	8	87	108
Total derivatives			$90	$36	$105	$146
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.
(2)Change in foreign exchange forwards/options is primarily driven by proactive actions taken to manage our short-term currency risk.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (3)(5)
Millions of dollars		2026	2025
Cash flow hedges
Commodity swaps/options		$30	$8
Foreign exchange forwards/options		(5)	(3)
Cross-currency swaps		7	7
		$32	$12

		Three Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(4)(5)
Cash Flow Hedges - Millions of dollars		2026	2025
Commodity swaps/options	Cost of products sold	$19	$2
Foreign exchange forwards/options	Net sales	2	—
Foreign exchange forwards/options	Cost of products sold	(14)	(5)
Foreign exchange forwards/options	Interest and sundry (income) expense	4	—
Cross-currency swaps	Interest and sundry (income) expense	7	4
		$18	$1

		Three Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2026	2025
Foreign exchange forwards/options	Interest and sundry (income) expense	$(2)	$(2)
(3)Change in gain (loss) recognized in OCI (effective portion) for the three months ended September 30, 2026 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended September 30, 2026 was primarily driven by fluctuations in currency, commodity prices and interest rates.
(5)The tax impact of the cash flow hedges was $(4) million and $(1) million for the three months ended September 30, 2026 and 2025, respectively.

		Nine Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion) (6)(8)
Millions of dollars		2026	2025
Cash flow hedges
Commodity swaps/options		$80	$12
Foreign exchange forwards/options(9)		(17)	(75)
Cross-currency swaps(9)		22	(70)
		$85	$(133)

		Nine Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(7)(8)
Cash Flow Hedges - Millions of dollars		2026	2025
Commodity swaps/options	Cost of products sold	$45	$—
Foreign exchange forwards/options	Net sales	8	—
Foreign exchange forwards/options	Cost of products sold	(48)	3
Foreign exchange forwards/options	Interest and sundry (income) expense	1	13
Cross-currency swaps(9)	Interest and sundry (income) expense	28	(83)
Interest rate derivatives(10)	Interest and sundry (income) expense	1	30
		$35	$(37)

		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2026	2025
Foreign exchange forwards/options	Interest and sundry (income) expense	$17	$(38)
(6)Change in gain (loss) recognized in OCI (effective portion) for the nine months ended September 30, 2026 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(7)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the nine months ended September 30, 2026 was primarily driven by fluctuations in currency, commodity prices and interest rates.
(8)The tax impact of the cash flow hedges was $(11) million and $30 million for the nine months ended September 30, 2026 and 2025, respectively.
(9)Change in foreign exchange forwards/options and cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
(10)In 2025, the OCI release on the interest rate derivative was driven by an assessment in the period which determined that the forecasted debt transaction was determined to be not probable of occurring.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended September 30, 2026 and 2025. There were no hedges designated as fair value for the periods ended September 30, 2026 and 2025. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $43 million at September 30, 2026.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2026	2025	2026	2025	2026	2025	2026	2025
Short-term investments (1)	$621	$441	$606	$435	$15	$6	$621	$441
Net derivative contracts	—	—	—	—	(16)	(111)	(16)	(111)
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.
Beko Europe Divestiture
In June 2026, the Company executed an agreement with Arcelik to sell the Company's remaining 25% ownership interest in Beko Europe B.V., terminate its 2022 Russia contingent consideration rights, and settle historical indemnity obligations. Total transaction consideration included net cash proceeds of $84 million and an acquisition of a 2.9% equity stake in Arcelik. The fair value of the equity stake in Arcelik at the date of the transaction was calculated based on the Arcelik stock price (Level 1 input) and the shares acquired, resulting in an initial fair value of $44 million. As of September 30, 2026, the fair value of our investment in Arcelik was $32 million.
For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
Whirlpool India Share Sale
On November 27, 2025, the Company's wholly-owned subsidiary, Whirlpool Mauritius Limited ("Seller"), executed the sale of 14.3 million equity shares of Whirlpool India via a market transaction. The transaction reduced Seller's ownership of Whirlpool India from 51% to approximately 40%. The fair value of the retained investment in Whirlpool India at the date of deconsolidation was calculated based on the Whirlpool India stock price (Level 1 input), the portion of interest retained and the shares outstanding, resulting in a fair value of $599 million. As of September 30, 2026, the fair value of our investment in Whirlpool India was $471 million, based on the quoted market price on the National Stock Exchange of India (Level 1 input) and recorded a non-cash impairment charge of $124 million to write down the carrying value of the investment to its fair value.
For additional information, see Note 1 and Note 14 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.5 billion and $5.7 billion at September 30, 2026 and December 31, 2025, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(10)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Mandatory Convertible Preferred Stock	Non-Controlling Interest
Balances, December 31, 2025	$2,715	$1,330	$(1,624)	$2,955	$65	$—	$(11)
Comprehensive income (loss)
Net earnings (loss)	(82)	(82)	—	—	—	—	—
Other comprehensive income (loss)	99	—	99	—	—	—	—
Comprehensive income (loss)	17	(82)	99	—	—	—	—
Stock issued (repurchased)(1)	1,102	—	—	1,093	8	1	—
Dividends accumulated on Mandatory convertible preferred stock	(4)	(4)	—	—	—	—	—
Dividends declared on common stock	(58)	(58)	—	—	—	—	—
Balances, March 31, 2026	$3,772	$1,187	$(1,525)	$4,048	$73	$1	$(11)
Comprehensive income (loss)
Net earnings (loss)	88	88	—	—	—	—	—
Other comprehensive income	49	—	49	—	—	—	—
Comprehensive income (loss)	136	88	49	—	—	—	—
Stock issued (repurchased)	26	—	—	26	—	—	—
Dividends accumulated on Mandatory convertible preferred stock	(2)	(2)	—	—	—	—	—
Dividends declared	(10)	(10)	—	—	—	—	—
Balances, June 30, 2026	$3,923	$1,262	$(1,476)	$4,074	$73	$1	$(11)
Comprehensive income
Net earnings (loss)	(238)	(237)	—	—	—	—	(1)
Other comprehensive income	18	—	18	—	—	—	—
Comprehensive income	(220)	(237)	18	—	—	—	(1)

Stock issued (repurchased)	25	—	—	25	—	—	—
Dividends declared	(12)	(12)	—	—	—	—	—
Balances, September 30, 2026	$3,715	$1,012	$(1,458)	$4,099	$73	$1	$(12)
(1)Primarily consists of stock issuance which occurred on February 27, 2026, which included common stock as well as Mandatory Convertible Preferred Stock.

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2024	$2,933	$1,311	$(1,545)	$2,853	$64	$250
Comprehensive income (loss)
Net earnings (loss)	79	71	—	—	—	7
Other comprehensive income	(112)	—	(112)	—	—	—
Comprehensive income (loss)	(34)	71	(112)	—	—	7
Stock issued (repurchased)	27	—	—	26	1	—
Dividends declared	(97)	(97)	—	—	—	—
Balances, March 31, 2025	$2,829	$1,285	$(1,657)	$2,879	$65	$257
Comprehensive income (loss)
Net earnings (loss)	75	65	—	—	—	9
Other comprehensive income	(247)	—	(247)	—	—	—
Comprehensive income (loss)	(173)	65	(247)	—	—	9
Stock issued (repurchased)	26	—	—	26	—	—
Dividends declared	(99)	(97)	—	—	—	(2)
Balances, June 30, 2025	$2,583	$1,253	$(1,904)	$2,905	$65	$264
Comprehensive income
Net earnings	76	73	—	—	—	3
Other comprehensive income	16	—	16	—	—	—
Comprehensive income	92	73	16	—	—	3
Stock issued (repurchased)	27	—	—	27	—	—
Dividends declared	(58)	(54)	—	—	—	(4)
Balances, September 30, 2025	$2,644	$1,272	$(1,888)	$2,932	$65	$263

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2026			2025
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(4)	$—	$(4)	$(1)	$—	$(1)
Cash flow hedges	14	(4)	10	10	—	10
Pension and other postretirement benefits plans	14	(3)	11	10	(3)	7
Other comprehensive income (loss)	24	(7)	18	19	(3)	16
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$24	$(7)	$18	$19	$(3)	$16

	Nine Months Ended September 30,
	2026			2025
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$100	$—	$100	$(300)	$—	$(300)
Cash flow hedges	50	(11)	39	(94)	32	(62)
Pension and other postretirement benefits plans	37	(9)	28	29	(8)	21
Other comprehensive income (loss)	187	(20)	167	(366)	23	(343)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$187	$(20)	$167	$(366)	$23	$(343)
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
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and nine months ended September 30, 2026:

	Three Months Ended	Nine Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$11	$34	Interest and sundry (income) expense
Other comprehensive income related to divestitures	—	4	(Gain) loss on sale and disposal of businesses
Total	$11	$38
Net earnings (loss) per Share
Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net earnings (loss) per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using both the treasury stock and if-converted methods. The if-converted method is used to determine if the impact of conversion of the MCPS into ordinary shares is more dilutive than the MCPS dividends to net income (loss) per share. If so, the MCPS are assumed to have been converted at the later of the beginning of the period or the time of issuance, and the resulting ordinary shares are included in the denominator and the MCPS dividends are added back to the numerator. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For the three and nine months ended September 30, 2026, the impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 8.3 million and 6.6 million ordinary shares underlying the MCPS, respectively, were excluded from the diluted net loss per share calculation.
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2026	2025	2026	2025
Numerator:
Net earnings (loss) available to Whirlpool common shareholders	$(249)	$73	$(260)	$210
Denominator:
Denominator for basic earnings per share - weighted-average shares	65.5	56.1	63.4	55.9
Effect of dilutive securities - share-based compensation	—	0.4	—	0.2
Denominator for diluted earnings per share - adjusted weighted-average shares	65.5	56.5	63.4	56.1
Anti-dilutive stock options/awards excluded from earnings per share	2.0	1.2	1.4	1.2
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the nine months ended September 30, 2026, we did not repurchase any shares under the share repurchase program. At September 30, 2026, there were approximately $2.5 billion in remaining funds authorized under this program.
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
The Company estimates that it will incur up to approximately $86 million in asset impairment costs, approximately $31 million in employee-related costs, and approximately $44 million in other associated costs in connection with these actions. The asset impairment costs include accelerated depreciation that is recognized as it is incurred. The Company estimates that approximately $75 million of the total restructuring expense will result in future cash expenditures. The Company expects these actions to be substantially complete in 2027.
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

The following table summarizes the changes to our restructuring liability during the nine months ended September 30, 2026:

Millions of Dollars	December 31, 2025	Charge to Earnings	Cash Paid	Non-Cash and Other	September 30, 2026
Employee Termination	$5	$42	$(19)	$—	$28
Asset Impairment	2	46	—	(47)	—
Facility exit costs	—	—	—	—	—
Other exit costs	—	20	(15)	(2)	4
Total	$7	$108	$(34)	$(49)	$32

The following table summarizes the restructuring charges by operating segment for the periods presented:

Millions of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
MDA North America	$3	$5	$32	$11
MDA Latin America	30	—	68	3
SDA Global	1	—	1	—
Corporate/Other	1	1	6	2
Total	$35	$6	$108	$17
(12)    INCOME TAXES
Income tax expense was $8 million and $25 million for the three and nine months ended September 30, 2026, compared to income tax expense of $33 million and $105 million for the same periods of 2025. The decrease in tax expense for the nine months ended September 30, 2026, is primarily due to an earnings loss for the nine month period.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2026	2025	2026	2025
Earnings (loss) before income taxes	$(112)	$120	$(67)	$381

Income tax expense (benefit) computed at United States statutory tax rate	(24)	25	(14)	80
State and local taxes, net of federal tax benefit	1	6	(1)	21
Valuation allowances	80	(25)	49	(28)
Audit and Settlements	6	9	19	17
U.S. foreign income items, net of credits	(49)	(8)	(33)	(12)
Legal Entity restructuring tax impact	—	23	—	23
Other	(6)	3	5	4
Income tax expense (benefit) computed at effective worldwide tax rates	$8	$33	$25	$105
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	SDA Global	Other	Eliminations	Total Whirlpool
Net sales
2026	$2,495	$858	$286	$38	$—	$3,677
2025	2,722	802	288	222	—	4,033
Cost of Products Sold
2026	$2,226	$768	$182	$28	$—	$3,204
2025	2,378	695	182	182	—	3,439
Other segment expenses/(income)
2026	$195	$72	$51	$283	$—	$601
2025	208	62	58	65	—	393
EBIT
2026	$74	$18	$53	$(273)	$—	$(128)
2025	134	45	47	(28)	—	200
Intersegment sales
2026	$30	$312	$—	$9	$(351)	$—
2025	30	335	—	9	(374)	—
Total assets
September 30, 2026	$10,060	$3,940	$1,406	$10,167	$(8,610)	$16,963
December 31, 2025	9,994	3,962	1,248	8,474	(7,677)	16,001
Capital expenditures
2026	$54	$26	$6	$6	$—	$92
2025	31	39	4	9	—	83
Depreciation and amortization
2026	$56	$39	$5	$6	$—	$106
2025	46	16	5	16	—	83

	Nine Months Ended September 30,
	OPERATING SEGMENTS
	MDA North America	MDA Latin America	SDA Global	Other	Eliminations	Total Whirlpool
Net sales
2026	$7,141	$2,500	$710	$116	$—	$10,467
2025	7,586	2,345	685	810	—	11,426
Cost of Products Sold
2026	$6,402	$2,209	$437	$88	$—	$9,137
2025	6,508	2,017	422	669	—	9,615
Other segment expenses/(income)
2026	$594	$200	$149	$352	$—	$1,295
2025	651	186	145	239	—	1,221
EBIT
2026	$144	$90	$124	$(324)	$—	$34
2025	428	142	119	(98)	—	590
Intersegment sales
2026	$101	$874	$1	$27	$(1,003)	$—
2025	82	970	1	30	(1,083)	—
Total assets
September 30, 2026	$10,060	$3,940	$1,406	$10,167	$(8,610)	$16,963
December 31, 2025	9,994	3,962	1,248	8,474	(7,677)	16,001
Capital expenditures
2026	$150	$81	$17	$7	$—	$255
2025	106	98	13	20	—	239
Depreciation and amortization
2026	$178	$76	$15	$21	$—	$290
2025	132	46	14	54	—	246
The following table summarizes the reconciling items in the Other column for total EBIT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2026	2025	2026	2025
Items not allocated to segments:
Restructuring costs	$(35)	$(6)	$(108)	$(17)
Gain on sale and disposal of businesses	—	30	139	30
MDA Asia	2	4	11	46
Corporate expenses and other	(240)	(56)	(366)	(157)
Total other	$(273)	$(28)	$(324)	$(98)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2026	2025	2026	2025
Operating profit	$4	$206	$185	$595
Interest and sundry (income) expense	15	(5)	11	(41)
Equity method investment loss, net of tax	(118)	(11)	(140)	(46)
Total EBIT	$(128)	$200	$34	$590
Interest expense	102	92	241	256
Income tax expense	8	33	25	105
Net earnings (loss)	$(238)	$76	$(232)	$229
Less: Net earnings available to noncontrolling interests	(1)	3	(1)	20
Net earnings (loss) available to Whirlpool shareholders	$(237)	$73	$(231)	$210
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
We recorded a gain of $139 million from the sale of our remaining ownership stake in Beko and the termination of the Russia agreement in the second quarter of 2026. The total gain amount includes $82 million from the sale of our Beko stake, $46 million from the termination of the Russia agreement, and $11 million from the release of previously accrued indemnities and other comprehensive income.
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
Certain columns and rows in the financial tables within the MD&A may not sum due to rounding. Percentages have been calculated from the underlying whole-dollar amounts.
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
OVERVIEW
Whirlpool reported third-quarter net earnings (loss) available to Whirlpool common shareholders of $(249) million (net earnings (loss) margin of (6.8)%), or $(3.80) per share, compared to net earnings (loss) available to Whirlpool shareholders of $73 million (net earnings margin of 1.8%), or $1.29 per share in the same prior-year period. Cash provided by (used in) operating activities was $(826) million for the nine months ended September 30, 2026, compared to $(669) million in the same prior year period, with capital expenditures of $255 million and $239 million, respectively.
Net earnings (loss) margins were unfavorably impacted by the non-cash impairment charge of $124 million related to the carrying value of our investment in Whirlpool India, the net charges of $54 million related to the bankruptcy reorganization of a significant trade customer in Latin America (Casas Bahia), lower volume due to the industry demand decline in North America, higher cost of tariffs and cost inflation, partially offset by favorable price/mix.
We continue to take actions to deliver shareholder value as we navigate through a challenging macro environment in North America. We remain confident in delivering structural cost actions to help offset inflation, implementing previously announced pricing actions, including the largest pricing changes in a decade, introducing over 100 new products and improving net debt.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2026	2025	Better/(Worse) %	2026	2025	Better/(Worse) %
Net sales	$3,677	$4,033	(8.8)%	$10,467	$11,426	(8.4)%
Gross margin	473	594	(20.4)	1,330	1,811	(26.6)
Selling, general and administrative	428	405	(5.6)	1,158	1,209	4.2
Intangible amortization	6	7	6.6	18	20	6.7
Restructuring costs	35	6	nm	108	17	nm
Loss (gain) on sale and disposal of businesses	—	(30)	nm	(139)	(30)	(363.3)
Interest and sundry (income) expense	15	(5)	nm	11	(41)	nm
Interest expense	102	92	(10.6)	241	256	5.6
Income tax expense (benefit)	8	33	nm	25	105	76.5
Equity method investment income (loss)	(118)	(11)	(972.7)	(140)	(46)	(204.3)
Net earnings (loss) available to Whirlpool shareholders	(237)	73	nm	(231)	210	nm
Mandatory convertible preferred stock dividends accumulated during the period	12	—	nm	29	—	nm
Net earnings (loss) available to Whirlpool common shareholders	$(249)	$73	nm	$(260)	$210	nm
Diluted net earnings (loss) available to Whirlpool per share	$(3.80)	$1.29	nm	$(4.10)	$3.74	nm
(1) Not meaningful ("nm")
Consolidated net sales decreased 8.8% and 8.4% for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The decrease was primarily driven by the deconsolidation of Whirlpool of India and industry demand decline in North America. This was partially offset by favorable currency impacts in Latin America.
The consolidated gross margin percentage for the three and nine months ended September 30, 2026 was 12.9% and 12.7% compared to 14.7% and 15.8% in the same prior-year periods. The decrease was primarily driven by operational inefficiencies associated with lower volume, higher cost of tariffs, and cost inflation.
The following is a discussion of results for each of our operating segments, which consist of MDA North America; MDA Latin America; and SDA Global. For additional information, see Note 13 to the Consolidated Condensed Financial Statements.

MDA NORTH AMERICA
Net Sales
Net sales decreased 8.3% and 5.9% for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The decrease for the three and nine months ended was primarily driven by lower volume due to a soft industry demand, partially offset by favorable product price/mix in the three months ended September 30, 2026. Excluding the impact from foreign currency, net sales decreased 8.2% and 5.9% for the three and nine months ended September 30, 2026, compared to the same periods in 2025.

Cost of Products Sold
Cost of products sold for the three and nine months ended September 30, 2026 decreased 6.4% and 1.6% compared to the same periods in 2025. The decrease for the three and nine months ended was primarily driven by lower volume, partially offset by tariffs, as well as raw material, transportation and fuel inflation.

EBIT
EBIT decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The decrease for the three and nine months ended was primarily due to operational inefficiencies associated with lower volume, tariffs and cost inflation. This was partially offset by favorable product price/mix in the three months ended September 30, 2026. EBIT margin was 3.0% and 2.0% for the three and nine months ended September 30, 2026, compared to 4.9% and 5.6% for the same periods in 2025.

MDA LATIN AMERICA
Net Sales
Net sales increased 6.9% and 6.6% for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The increase was primarily driven by favorable foreign currency and increased volume, partially offset by unfavorable price/mix. Excluding the impact from foreign currency, net sales increased 2.5% and decreased 0.9% for the three and nine months ended September 30, 2026, compared to the same periods in 2025.

Cost of Products Sold
Cost of products sold for the three and nine months ended September 30, 2026 increased 10.5% and 9.6% compared to the same periods in 2025. The increase was primarily driven by higher volume.
EBIT
EBIT decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The decrease was primarily driven by unfavorable price/mix, partially offset by favorable currency. EBIT margin was 2.0% and 3.6% for the three and nine months ended September 30, 2026, compared to 5.7% and 6.0% for the same periods in 2025.

SDA GLOBAL
Net Sales
Net sales decreased 0.7% and increased 3.7% for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The decrease for the three months ended September 30, 2026 was primarily driven by timing shift of orders into the fourth quarter. The increase for the nine months ended September 30, 2026 was primarily driven by increased volume and favorable foreign currency. Excluding the impact from foreign currency, net sales decreased 0.9% and increased 2.0% for the three and nine months ended September 30, 2026 compared to the same periods in 2025.
Cost of Products Sold
Cost of products sold for the three and nine months ended September 30, 2026 remained flat and increased 3.6% compared to the same periods in 2025.
EBIT
EBIT increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The increase was primarily driven by price mix and cost take-out, as well as increased volume in the nine months period, partially offset by tariffs and raw material inflation. EBIT margin was 18.6% and 17.4% for the three and nine months ended September 30, 2026 compared to 16.5% and 17.3% for the same periods in 2025.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2026	As a % of Net Sales	2025	As a % of Net Sales	2026	As a % of Net Sales	2025	As a % of Net Sales
Consolidated	$428	11.6%	$405	10.1%	$1,158	11.1%	$1,209	10.6%
Consolidated selling, general and administrative expenses increased for the three months ended September 30, 2026, compared to the same period in 2025 primarily due to credit losses related to the bankruptcy reorganization of Casas Bahia, partially offset by the India deconsolidation and decreased marketing spend.
Consolidated selling, general and administrative expenses decreased for the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to India deconsolidation and decreased marketing spend, offset by the credit losses related to the bankruptcy reorganization of Casas Bahia.
For additional information, see Notes 1 and 13 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred restructuring charges of $35 million and $108 million for the three and nine months ended September 30, 2026 compared to $6 million and $17 million for the same periods in 2025.
For additional information, see Note 11 to the Consolidated Condensed Financial Statements.
For the full year 2026, we expect to incur approximately $170 million of restructuring charges, inclusive of the restructuring charges recorded for the nine months ended September 30, 2026. We expect a significant portion of these actions to result in non-cash settlement.
(Gain) Loss on Sale and Disposal of Businesses
(Gain) loss on sale and disposal of businesses was $0 million and $(139) million for the three and nine months ended September 30, 2026 compared to $(30) million in the same prior year periods. The amounts recorded in 2025 is for a release of previously accrued tax related indemnity for the sale of a majority interest in our European major appliance business. The amount recorded in the second quarter of 2026 is for the sale of our remaining ownership stake in Beko and the termination of the Russia agreement.
See Note 14 to the Consolidated Financial Statements for additional information.
Interest and Sundry (Income) Expense
Net interest and sundry (income) expense was $15 million and $11 million for the three and nine months ended September 30, 2026 compared to $(5) million and $(41) million in the same prior year periods.
For additional information, see Note 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense was $102 million and $241 million for the three and nine months ended September 30, 2026 compared to $92 million and $256 million in the same prior year periods.
Income Taxes
Income tax expense was $8 million and $25 million for the three and nine months ended September 30, 2026 compared to income tax expense of $33 million and $105 million in the same prior year periods. The decrease in tax expense for the nine months ended September 30, 2026, is primarily due to an earnings loss for the nine month period. For more information, see Note 12 to the Consolidated Condensed Financial Statements.

Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2025.
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag, JennAir, Amana and InSinkErator trademarks continue to be at risk at September 30, 2026. None of our reporting units are presently at risk for future impairment.
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
Our short-term potential uses of liquidity include funding our ongoing capital and research and development spending, debt repayment, and returns to shareholders, including dividend payments on our Mandatory Convertible Preferred Stock. We have $14 million of debt maturing in the next twelve months.

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.1 billion at September 30, 2026. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our primary intent is to reinvest these funds outside of the United States. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At September 30, 2026, we had cash or cash equivalents greater than 1% of our consolidated assets in United States (3.7%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil and Mexico, which represented 1.2% and 1.1%, respectively. We continue to monitor general financial instability and uncertainty globally.
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
For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Other committed credit facilities
At September 30, 2026, we had $0 million outstanding under the ABL Credit Facility. In addition to the committed $2.00 billion ABL Credit Facility, we have committed credit facilities in Brazil. These Brazil committed credit facilities provide borrowings up to approximately $193 million at September 30, 2026
In May 2026, the Company entered into an amendment to its Long-Term Credit Agreement which reduces the aggregate commitment from $3.50 billion to $2.25 billion. As of June 16, 2026 Long-Term Credit Agreement was terminated and replaced with the Asset-based Credit Facility.
For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Notes payable
As of September 30, 2026, we have $14 million of notes payable outstanding. This primarily includes an Argentina note. For additional information, see Note 5 to the Consolidated Condensed Financial Statements.
Trade customers
During the third quarter of 2026, the Company recorded a charge of $54 million related to the bankruptcy reorganization of a significant trade customer in Latin America, Casas Bahia, which is not indicative of ongoing operational performance. This charge includes $46 million of trade customer credit losses, net of expected credit insurance recoveries (reflecting $157 million of gross accounts receivable impairments, net of $112 million of expected credit insurance recoveries), and $8 million of other direct charges resulting from the event. We believe the Casas Bahia bankruptcy could have a near-term impact on our results of operations as consumers, retailers, and competitors adjust to Casas Bahia's reorganization, and we work through the impact of accounts receivable, including any partial recovery through applicable insurance arrangements; furthermore, we do not believe that the bankruptcy reorganization will materially impact our financial results over the long term. In the past, when faced with a potential volume reduction from any one particular segment of our trade distribution network, we generally have been able to offset such declines through increased sales throughout our broad distribution network.

We continue to review customer conditions globally, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 6 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 10 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2026	2025
Cash provided by (used in):
Operating activities	$(826)	$(669)
Investing activities	(148)	(239)
Financing activities	1,380	503
Effect of exchange rate changes	28	64
Net change in cash and cash equivalents	$434	$(341)
Cash Flows from Operating Activities
Cash used in operating activities increased during the nine months ended September 30, 2026 compared to the same prior year period. The increase in cash used in operating activities was primarily driven by lower earnings.
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
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2026 decreased compared to the same prior year period, primarily driven by the proceeds from the Beko Europe sale and the purchase and sale of previously leased assets. For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2026 increased compared to the same period in 2025, primarily driven by the issuance of common stock and mandatory convertible preferred stock in February of 2026, which resulted in cash proceeds of $524 million and $557 million, net of issuance costs. For additional information, see Note 10 to the Consolidated Condensed Financial Statements.
Financing Arrangements
The Company had total committed credit facilities of approximately $2.2 billion at September 30, 2026. These facilities are geographically reflective of the Company's business operations. The Company has entered into a new ABL Credit Facility on June 16, 2026 and is confident that the committed credit facilities are sufficient to support its business operations. We had $0 million outstanding under the ABL Credit Facility at September 30, 2026.

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
We used the net proceeds from the issuance of the Secured Notes to pay the consideration for all 1.250% Senior Notes due 2026 and 1.100% Senior Notes due 2027 issued by the Company’s wholly owned subsidiary and, together with borrowings under our ABL Credit Facility, to repay the amount outstanding under our previously existing unsecured revolving credit facility. The entirety of the unsecured revolving credit facility and Senior Notes were repaid by July 1, 2026.
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
See Note 10 to the Consolidated Condensed Financial Statements for additional information.
Dividends
During the second quarter of 2026, the Board of Directors made the decision to suspend our regular quarterly cash dividend on our common stock, which had previously been paid at a rate of $0.90 per share. The Board determined that suspending the dividend is prudent to strengthen our balance sheet in light of current macroeconomic uncertainties. The Board determined to pay the third quarter Mandatory Convertible Preferred Stock dividend in cash.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2026, we had approximately $578 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 5 and 6 to the Consolidated Condensed Financial Statements.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate our 2026 full-year GAAP tax rate of ~8.0%. We currently estimate earnings per diluted share for 2026 as follows:

2026
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2026	$(4.95)
Including:
Restructuring expense	2.65
Impairment of equity method investment	1.90
Impact of M&A transactions	(1.75)
Trade customer insolvency impact	0.85
Income tax impact	(0.40)
Normalized tax rate adjustment	0.40

Industry Demand
MDA North America	~(5)%
MDA Latin America	5-7%
SDA Global	~Flat

For the full-year 2026, we expect to generate cash from operating activities of approximately $700 million and make capital expenditures of approximately $400 million.
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
The recent imposition of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel, aluminum and copper products, multiple tariffs on certain imports from China, global tariffs under Section 122 and Section 301, and multiple ongoing investigations that could lead to additional tariffs, are creating significant uncertainty and potential risks for our business. Certain of these actions have increased the cost of certain raw materials and components, impacting our cost of products sold, and have led to "pre-loading" of finished product inventories by foreign competitors. Pre-loading by competitors can delay expected positive impacts of tariffs on appliances and impact competitors’ go-to-market actions. These actions have also created significant uncertainty and potential risks for our business.
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Subsequent lower court rulings allow for recovery of

IEEPA tariff amounts previously paid, although the timing and administration of any potential IEEPA tariff refunds may be subject to further legal and regulatory developments. Subsequent to the U.S. Supreme Court's ruling, an executive order was issued imposing a new global tariff under Section 122, which went into effect in February 2026 and expired in July 2026. Additional Section 301 tariffs were imposed and effective in July 2026. Both the Section 122 tariffs and the Section 301 tariffs are subject to legal challenges.
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
While we continue to actively explore and implement opportunities to mitigate certain increased costs, as further set forth in "Risk Factors," there can be no guarantee that we will be able to fully offset the impact of these tariffs. The U.S. government may increase enforcement activity around tariffs and customs compliance, including evolving guidance, increased audits and more aggressive investigations, which could impact our mitigation strategies and lead to increased costs and legal risks. The imposition of retaliatory tariffs from other countries on our exported products, including most recently from Canada, could negatively affect our sales and marketplace access in those countries. The long-term effects of these tariffs and any future trade policy changes on the global economy and our industry remain uncertain and could have a material adverse effect on our financial statements in any particular reporting period.
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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, other than as set forth below.
A loss of or substantial decline in volume of sales to any of our key trade customers, major buying groups, and/or builders could adversely affect our financial performance.
We sell to a sophisticated customer base of large trade customers, including large domestic and international trade customers, that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, allowing trade customers to change volume among suppliers like us. As the trade customers continue to become larger through merger, consolidation or organic growth, they have sought and may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. As has occurred in the past, if we are unable to meet their demand requirements, our volume growth and financial results could be adversely affected. We also continue to pursue direct-to-consumer sales globally, which may impact our relationships with existing trade customers. The loss or substantial decline in volume of sales to our key trade customers, major buying groups, builders, or any other trade customers to which we sell a significant amount of products, has adversely affected and in the future could adversely affect our financial performance. As discussed elsewhere in this Form 10-Q, we recorded a charge of $54 million related to net impact of the bankruptcy reorganization of a significant trade customer in Latin America, and we may experience future financial impacts based on developments in the bankruptcy reorganization process. Loss of share with our trade customers, or additional financial difficulties, including bankruptcy and financial restructuring, by our trade customers could have a material adverse effect on our financial statements.
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
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Subsequent lower court rulings allow for recovery of IEEPA tariff amounts previously paid, and we recognized approximately $50 million in tariff recovery and mitigation actions in Q1 2026. The timing and administration of IEEPA tariff refunds may be subject to further legal and regulatory developments. Subsequent to the U.S. Supreme Court’s ruling, an executive order was issued imposing a new global tariff under Section 122, which went into effect in February 2026 and expired in July 2026. Additional Section 301 tariffs were imposed and effective in July 2026. Both the Section 122 tariffs and the Section 301 forced labor tariffs are subject to legal challenges. In April 2026, an executive order modified previously implemented Section 232 tariffs so that global home appliance imports are now subject to a 25% tariff on the product’s full import value.
The U.S. government continues to implement and adjust significant trade policy and tariff actions, including but not limited to tariffs on imported steel, aluminum, and copper products, multiple tariffs on certain imports from China, global tariffs under Section 301, and multiple ongoing investigations that could lead to additional tariffs. These actions have increased the cost of certain raw materials and components, led to "pre-loading" of finished product inventories by foreign competitors in advance of tariff implementation, and created significant uncertainty and potential risks for our business. Pre-loading by competitors can delay expected positive impacts of tariffs on finished appliances and impact competitors’ go-to-market actions. The expectation of tariff refunds following the U.S. Supreme Court decision and potential invalidation of other tariff actions has incentivized and may incentivize further discounting or other go-to-market actions by competitors.
Certain countries have announced, including Canada most recently, or may announce retaliatory tariffs in response to U.S. trade policy actions. We have taken actions to mitigate the impact of tariffs and retaliatory tariffs on our business, including but not limited to component sourcing changes, supply chain modifications, product sourcing transitions, tariff refund claim monetization, addressing suspected tariff evasion by competitors, and executing broader cost-takeout goals, and may continue to take such actions in the future. The U.S. government may increase enforcement activity around tariffs and customs compliance, including evolving guidance, increased audits and more aggressive investigations, which could impact our mitigation strategies and lead to increased costs and legal risks. The U.S. government may also propose and implement additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations. While the future financial impact of these actions and potential additional U.S. tariff actions and retaliatory actions by other countries remains unknown, the impacts could have a material adverse effect on our financial statements in any particular reporting period.
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
Our $2.0 billion ABL Credit Facility contains borrowing base requirements and springing financial covenants that may constrain our liquidity and operational flexibility.
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
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the nine months ended September 30, 2026, we did not repurchase any shares under the program. At September 30, 2026, there were approximately $2.5 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2026:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2026 through July 31, 2026	—		—	$2,537
August 1, 2026 through August 31, 2026	—		—	2,537
September 1, 2026 through September 30, 2026	—		—	2,537
Total	—		—
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 10.1*	Amendment to the Whirlpool Supplemental Executive Retirement Plan (z)

Exhibit 10.2*	Amended and Restated Whirlpool Executive Deferred Savings Plan II (z)

Exhibit 31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed Herewith
(z) Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ ROXANNE L. WARNER
Name:	Roxanne L. Warner
Title:	Executive Vice President and Chief Financial Officer
Date:	October 27, 2026